Form 10-K
period 2022-12-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2023-02-28
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

The aggregate market value of our common units held by non-affiliates at June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $35.99 billion based on a closing price on that date of $24.13 per common unit on the New York Stock Exchange Composite ticker tape.  There were 2,170,806,347 common units outstanding at January 31, 2023.

ENTERPRISE PRODUCTS PARTNERS L.P.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2022 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at December 31, 2022.

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

Our financial position, results of operations and cash flows are contingent on the supply of, and demand for the energy commodities we handle across our integrated midstream energy asset network.  See “Current Outlook” included under Part II, Item 7 of this annual report for management’s views on key midstream energy supply and demand fundamentals in 2023.

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

Natural gas processing and related NGL marketing activities
At the core of our natural gas processing business are processing facilities located in Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming.

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

Natural gas processing utilizes service contracts that are either fee-based, commodity-based or a combination of the two. Our commodity-based contracts include keepwhole, margin-band, percent-of-liquids, percent-of-proceeds and contracts featuring a combination of commodity and fee-based terms.  To the extent we retain all or a portion of the extracted NGLs as consideration for our processing services, we refer to such volumes as our “equity NGL-equivalent production.”

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

Our NGL marketing activities entail spot and term sales of NGLs that we take title to through our natural gas processing activities (i.e., our equity NGL-equivalent production) and open market and contract purchases. The results of operations for NGL marketing are primarily dependent on the difference between NGL sales prices and the associated purchase and other costs, including those costs attributable to the use of our other assets by the marketing group.  Market prices for NGLs are subject to fluctuations in response to changes in supply and demand and a variety of additional factors that are beyond our control.  We attempt to mitigate these price risks through the use of commodity derivative instruments.  For a discussion of our commodity hedging program, see Part II, Item 7A of this annual report.

The following table presents selected information regarding our natural gas processing facilities at February 1, 2023:

					Total Gas
				Net Gas	Processing
		Production		Processing	Capacity
		Region	Ownership	Capacity	of Plant
Facility Name	Location(s)	Served	Interest	(MMcf/d) (1)	(MMcf/d)
South Texas (2)	Texas	Eagle Ford, Strawn	100.0%	2,200	2,200
Meeker	Colorado	Piceance	100.0%	1,800	1,800
Delaware Basin (3)	Texas, New Mexico	Delaware	100.0%	1,595	1,595
Midland Basin (4)	Texas	Midland	100.0%	1,020	1,020
Pioneer	Wyoming	Green River	100.0%	800	800
Pascagoula	Mississippi	Gulf of Mexico	75.0% (5)	750	1,000
Chaco	New Mexico	San Juan	100.0%	600	600
Neptune	Louisiana	Gulf of Mexico	66.0% (6)	429	650
Carthage (7)	Texas	Cotton Valley	100.0%	320	320
Venice	Louisiana	Gulf of Mexico	13.1% (8)	98	750
Indian Springs	Texas	Wilcox-Woodbine	75.0% (6)	90	120
Total				9,702	10,855

(1)
The approximate net gas processing capacity does not necessarily correspond to our ownership interest in each facility.  The capacity is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.

(2)	The South Texas processing facility consists of eight natural gas processing plants: Yoakum I, Yoakum II, Yoakum III, Thompsonville, Shoup, Armstrong, San Martin and Sonora.
(3)	The Delaware Basin processing facility consists of seven natural gas processing plants: Orla I, Orla II, Orla III, Mentone I, South Eddy, Waha and Chaparral.
(4)	The Midland Basin processing facility consists of five natural gas processing plants: Newberry I, Newberry II, Leiker, Trident and Taylor.
(5)	We own a 75% consolidated interest in the Pascagoula facility through our majority owned subsidiary, Pascagoula Gas Processing LLC.
(6)	We proportionately consolidate our undivided interests in these operating assets.
(7)	The Carthage processing facility consists of two natural gas processing plants: Panola and Bulldog.
(8)	Our 13.1% ownership in the Venice plant is held indirectly through our equity method investment in Venice Energy Services Company, L.L.C.

We operate all of our natural gas processing facilities except for the Venice plant.  On a weighted-average basis, utilization rates for our natural gas processing facilities were approximately 66.5%, 58.1% and 57.6% during the years ended December 31, 2022, 2021 and 2020, respectively.

Midland Basin natural gas processing facility.  The Midland Basin natural gas processing facility consists of five natural gas processing plants, which includes four natural gas processing plants (Newberry I, Newberry II, Trident and Taylor) that we acquired as part of our acquisition of Navitas Midstream Partners, LLC (“Navitas Midstream”) in February 2022 and a fifth natural gas processing plant (Leiker), which we completed construction of and placed into service in March 2022.  See Part II, Item 7 of this annual report for additional information regarding our acquisition of Navitas Midstream.

During 2022, we announced plans to construct two new natural gas processing plants in the Midland Basin, Poseidon (previously referred to as Plant 6) and Leonidas (previously referred to as Plant 7), which are expected to be placed into service in the third quarter of 2023 and first quarter of 2024, respectively.  Each of these plants will have the capacity to process 300 MMcf/d of natural gas and extract over 40 MBPD of NGLs and are supported by long-term acreage dedication agreements.

Once the Poseidon and Leonidas plants are completed and placed into service, we expect to have an aggregate 1.6 Bcf/d of natural gas processing capacity and more than 220 MBPD of NGL production capacity from our natural gas processing facility in the Midland Basin.

Delaware Basin natural gas processing facility.  During 2022, we announced plans to construct two additional natural gas processing plants in the Delaware Basin, the Mentone II and III plants, which are expected to be placed into service in the fourth quarter of 2023 and first quarter of 2024, respectively.  Each of these plants will have the capacity to process 300 MMcf/d of natural gas and extract 40 MBPD of NGLs and are supported by long-term capacity agreements.

When the Mentone II and III plants are completed and placed into service, we expect to have an aggregate 2.2 Bcf/d of natural gas processing capacity and more than 300 MBPD of NGL production capacity from our natural gas processing facility in the Delaware Basin.

Our NGL marketing activities utilize a fleet of approximately 480 railcars, the majority of which are leased from third parties.  These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the U.S. and parts of Canada.  We have rail loading and unloading capabilities at certain of our terminal facilities in Arizona, Kansas, Louisiana, Minnesota, Mississippi, New York, North Carolina and Texas. These facilities service both our rail shipments and those of our customers. Our NGL marketing activities also utilize a fleet of approximately 180 tractor-trailer tank trucks that are used to transport LPG for us and on behalf of third parties.  We lease and operate the majority of these trucks and trailers.

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

The following table presents selected information regarding our NGL pipelines at February 1, 2023:

			Pipeline
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Mid-America Pipeline System (1)	Midwest and Western U.S.	100.0%	7,862
South Texas NGL Pipeline System	Texas	100.0%	2,032
Dixie Pipeline (1)	South and Southeastern U.S.	100.0%	1,307
ATEX (1)	Texas to Midwest and Northeast U.S.	100.0%	1,229
Chaparral NGL System (1)	Texas, New Mexico	100.0%	1,085
Louisiana Pipeline System (1)	Louisiana	100.0%	875
Seminole NGL Pipeline (1)	Texas	100.0%	869
Shin Oak NGL Pipeline	Texas	67.0% (3)	670
Texas Express Pipeline (1)	Texas	35.0% (4)	594
Skelly-Belvieu Pipeline (1)	Texas, Oklahoma	50.0% (5)	572
Front Range Pipeline (1)	Colorado, Oklahoma, Texas	33.3% (6)	452
Houston Ship Channel Pipeline System	Texas	100.0%	307
Panola Pipeline (1)	Texas	55.0% (7)	253
Rio Grande Pipeline (1)	Texas	100.0%	249
Aegis Ethane Pipeline (1)	Texas, Louisiana	100.0%	233
Lou-Tex NGL Pipeline (1)	Texas, Louisiana	100.0%	206
Promix NGL Gathering System	Louisiana	50.0% (8)	194
Tri-States NGL Pipeline (1)	Alabama, Mississippi, Louisiana	83.3% (9)	168
Texas Express Gathering System	Texas	45.0% (10)	138
Others (nine systems) (2)	Various	Various (11)	525
Total			19,820

(1)	Interstate transportation services provided by these liquids pipelines, in whole or part, are regulated by federal governmental agencies.
(2)
Includes our Belle Rose and Wilprise pipelines located in the coastal regions of Louisiana; two pipelines located near Port Arthur in southeast Texas; our San Jacinto pipeline located in East Texas; our Permian NGL lateral pipelines located in New Mexico; Leveret pipeline in West Texas and New Mexico; Enterprise Ethane Pipeline in Texas; and a pipeline in Colorado associated with our Meeker facility.  Transportation services provided by the Wilprise and Leveret pipelines are regulated by federal governmental agencies.

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

The maximum number of barrels per day that our NGL pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each injection and delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our NGL pipelines in terms of net throughput, which is based on our ownership interest.  In the aggregate, net throughput volumes for these pipelines were 3,703 MBPD, 3,412 MBPD and 3,589 MBPD during the years ended December 31, 2022, 2021 and 2020, respectively.

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

In August 2022, we announced plans to expand our Shin Oak NGL Pipeline transportation capacity by up to 275 MBPD to approximately 825 MBPD.  We anticipate that this expansion project will be completed in the first half of 2025.

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

•
The Aegis Ethane Pipeline (“Aegis”) delivers purity ethane to petrochemical facilities located along the southeast Texas and Louisiana Gulf Coast.  Aegis, when combined with our Enterprise Ethane Pipeline and a portion of our South Texas NGL Pipeline System, forms an ethane header system stretching from Corpus Christi, Texas to the Mississippi River in Louisiana.

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

The following table presents selected information regarding our NGL fractionation facilities at February 1, 2023:

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

On a weighted-average basis, the overall utilization rates for our NGL fractionators (based on nameplate capacities) were 100.0%, 93.8% and 101.6% during the years ended December 31, 2022, 2021 and 2020, respectively.

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

In April 2022, we announced plans to construct a twelfth NGL fractionator (“Frac XII”) in Chambers County, Texas. Frac XII is expected to be capable of processing 150 MBPD of NGLs and enter service in the third quarter of 2023. Completion of this fractionator is expected to increase our total Chambers County NGL fractionation capacity to approximately 1.2 MMBPD.

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

We also own and operate a 60 MBPD natural gasoline hydrotreater facility at our Chambers County complex along with related storage and pipeline infrastructure, which is designed to lower the sulfur content of natural gasoline.

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

The following table presents selected information regarding our NGL and related product storage assets at February 1, 2023:

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

The following information describes our Houston Ship Channel terminals:

•
The Enterprise Hydrocarbons Terminal (“EHT”) provides terminaling services to exporters, marketers, distributors, chemical companies and major integrated oil companies.  EHT has extensive waterfront access consisting of eight deep-water ship docks and a barge dock.  The terminal can accommodate vessels with up to a 45 foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel.  We believe that our location on the Houston Ship Channel enables us to handle larger vessels than our competitors because our waterfront has fewer draft and beam (width) restrictions.  The size and structure of our waterfront allows us to receive and unload products for our customers and provide terminaling services.

EHT can load refrigerated cargoes of low-ethane propane and/or butane (collectively referred to as LPG) onto multiple tanker vessels simultaneously.  Our LPG export services continue to benefit from increased NGL supplies produced from domestic shale plays, international demand for propane as a feedstock in ethylene and propylene production, and for power generation and heating purposes.  The current estimated maximum loading capacity for LPG at EHT is approximately 835 MBPD.  EHT has the capability to load up to six Very Large Gas Carrier (“VLGC”) vessels simultaneously, while maintaining the option to switch between loading propane and butane.  EHT can load a single VLGC in less than 24 hours, creating greater efficiencies and cost savings for our customers.  LPG loading volumes at EHT averaged 555 MBPD, 501 MBPD and 588 MBPD during the years ended December 31, 2022, 2021 and 2020, respectively.

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

•
The Morgan’s Point Ethane Export Terminal, located on the Houston Ship Channel, has a nameplate loading capacity of approximately 10,000 barrels per hour of fully refrigerated ethane and is the largest of its kind in the world. The terminal supports domestic production of U.S. ethane from shale plays by providing the global petrochemical industry with access to a low-cost feedstock option and opportunities for supply diversification.  Ethane volumes handled by the terminal are sourced from our Chambers County NGL fractionation and storage complex.  Ethane loading volumes at the terminal averaged 168 MBPD, 157 MBPD and 134 MBPD during the years ended December 31, 2022, 2021 and 2020, respectively.

In April 2022, we announced plans to build a new Ethane Export Terminal, which will be located in Orange County, Texas.  The project is expected to be completed in 2025.

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

The following table presents selected information regarding our crude oil pipelines and related operations at February 1, 2023:

			Operational
			Storage	Pipeline
		Ownership	Capacity	Length
Description of Asset	Location(s)	Interest	(MMBbls) (2)	(Miles)
Midland-to-ECHO System:
Midland-to-ECHO 1 Pipeline	Texas	80.0% (3)	3.7	418
Midland-to-ECHO 2 Pipeline	Texas	100.0%	–	444
Midland-to-ECHO 3 Pipeline	Texas	29.0% (4)	–	521
Total Midland-to-ECHO System			3.7	1,383
Seaway Pipeline (1)	Texas, Oklahoma	50.0% (5)	9.7	1,273
West Texas System (1)	Texas, New Mexico	100.0%	1.4	1,044
Basin Pipeline (1)	Texas, New Mexico, Oklahoma	13.0% (6)	6.0	601
EFS Midstream System	Texas	100.0%	0.3	500
South Texas Crude Oil Pipeline System	Texas	100.0%	5.8	490
Eagle Ford Crude Oil Pipeline System	Texas	50.0% (7)	4.5	390
Total			31.4	5,681

(1)	Transportation services provided by these liquids pipelines are regulated, in whole or part, by federal governmental agencies.
(2)	Operational storage capacity amounts presented on a gross basis.
(3)	The Midland-to-Sealy section of the Midland-to-ECHO 1 Pipeline is owned by Whitethorn Pipeline Company LLC, in which we own an 80% consolidated interest.
(4)	We proportionately consolidate our 29% undivided interest in the Midland-to-Webster pipeline, which we refer to as the Midland-to-ECHO 3 Pipeline.
(5)	Our 50% ownership interest in the Seaway Pipeline is held indirectly through our equity method investment in Seaway Crude Holdings LLC (“Seaway”).
(6)	We proportionately consolidate our 13% undivided interest in the Basin Pipeline.
(7)	Our 50% ownership interest in the Eagle Ford Crude Oil Pipeline System is held indirectly through our equity method investment in Eagle Ford Pipeline LLC.

The maximum number of barrels per day that our crude oil pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the grades of crude oil being transported).  As a result, we measure the utilization rates of our crude oil pipelines in terms of net throughput, which is based on our ownership interest.  In the aggregate, net throughput volumes for these pipelines were 2,222 MBPD, 2,088 MBPD and 2,166 MBPD during the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Midland-to-ECHO 3 Pipeline is comprised of a 36-inch pipeline extending from Midland, Texas to our ECHO terminal, and further from ECHO to a third-party terminal in Webster, Texas (collectively, the “Midland-to-Webster pipeline”).  The maximum transportation capacity on the Midland-to-Webster pipeline is approximately 450 MBPD.

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

•
The EFS Midstream System serves producers in the Eagle Ford Shale by providing condensate gathering and processing services as well as gathering, treating and compression services for associated natural gas.  The EFS Midstream System includes 500 miles of gathering pipelines, 11 central gathering plants having a combined condensate storage capacity of 0.3 MMBbls, 201 MBPD of condensate stabilization capacity and 1.0 Bcf/d of associated natural gas treating capacity.

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

The following table presents selected information regarding our crude oil terminals at February 1, 2023:

			Number of	Net Storage
		Ownership	Above-Ground	Capacity
Description of Asset	Location	Interest	Tanks in Service	(MMBbls)
EHT (crude oil)	Texas	100.0%	82	23.8
ECHO (1)	Texas	100.0%	15	6.5
Midland (2)	Texas	100.0%	13	5.2
Beaumont Marine West	Texas	100.0%	12	4.2
Cushing	Oklahoma	100.0%	19	3.3
Corpus Christi	Texas	50.0% (3)	4	0.7
Total			145	43.7

(1)	Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline and three tanks owned by Seaway.
(2)	Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline.
(3)	Our 50% ownership interest in the terminal is held indirectly through our equity method investment in Eagle Ford Terminals Corpus Christi LLC.

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

•
The ECHO terminal is located in Houston, Texas and provides storage customers with access to major refineries located in the Houston, Texas City and Beaumont/Port Arthur areas.  Beginning in March 2022, the ECHO terminal became one of two physical delivery points for the Midland WTI American Gulf Coast futures contract (“HOU”) traded on the Intercontinental Exchange (“ICE”).  ECHO also has connections to marine terminals, including EHT, that provide access to any refinery on the U.S. Gulf Coast and international markets.

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

Sea Port Oil Terminal.  In January 2019, we filed our application for regulatory permitting of our Sea Port Oil Terminal (“SPOT”) in the Gulf of Mexico with the Department of Transportation’s Maritime Administration.  SPOT would consist of proposed onshore and offshore facilities, including a fixed platform located approximately 30 nautical miles off the Texas coast in approximately 115 feet of water.  SPOT is designed to load VLCCs and other crude oil tankers at rates of approximately 85,000 barrels per hour.  The platform would be connected to an onshore storage facility with approximately 4.8 MMBbls of capacity in Brazoria County, Texas, by two 36-inch, bi-directional pipelines.  The SPOT project includes state-of-the-art pipeline control, vapor recovery and leak detection systems that are designed to minimize emissions.  SPOT would provide customers with an integrated export solution that leverages our extensive supply, storage and distribution network along the Gulf Coast.

In November 2022, we received a favorable Record of Decision (“ROD”) from the Department of Transportation’s Maritime Administration in accordance with the provisions of the Deepwater Port Act of 1974.  The receipt of the ROD is a significant milestone in the process to obtain a license for SPOT under the Deepwater Port Act.  Remaining conditions that we must address and satisfy to obtain approval for the license issuance include routine construction, operating and decommissioning guarantees, submission of public outreach, wetland restoration and volatile organic compound (“VOC”) monitoring plans, and other state approvals.  We expect to satisfy these remaining conditions in 2023; however, we can give no assurance as to when or whether the project will ultimately be authorized to begin construction or operation.

We continue to commercialize this project in order to support a final investment decision, which is subject to the execution of long-term customer contracts and receiving a license to construct and operate the facility.

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

Our Crude Oil Pipelines & Services segment also includes a fleet of approximately 245 tractor-trailer tank trucks, the majority of which we own and operate, that are used to transport crude oil.

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

The following table presents selected information regarding our natural gas pipelines and related infrastructure at February 1, 2023:

				Net Capacity (1)
			Pipeline	Pipeline	Natural Gas	Usable
		Ownership	Length	Capacity	Treating	Storage
Description of Asset	Location(s)	Interest	(Miles)	(MMcf/d)	(MMcf/d)	(Bcf)
Texas Intrastate System (2)	Texas	Various (5)	6,770	7,328	–	12.9
Acadian Gas System (2)	Louisiana	100.0% (6)	1,392	4,400	–	1.3
Jonah Gathering System	Wyoming	100.0%	778	2,360	–	–
Piceance Basin Gathering System	Colorado	100.0%	191	1,800	–	–
Delaware Basin Gathering System	Texas, New Mexico	100.0%	1,763	1,575	150	–
White River Hub (3)	Colorado	50.0% (7)	10	1,500	–	–
BTA Gathering System (4)	Texas	100.0% (8)	801	1,420	240	–
Midland Basin Gathering System	Texas	100.0%	1,782	1,305	–	–
Haynesville Gathering System	Louisiana, Texas	100.0%	380	1,300	810	–
San Juan Gathering System	New Mexico, Colorado	100.0%	5,594	1,200	–	–
Indian Springs Gathering System (4)	Texas	80.0% (9)	145	160	–	–
Delmita Gathering System	Texas	100.0%	203	145	–	–
South Texas Gathering System	Texas	100.0%	517	143	320	–
Old Ocean Pipeline	Texas	50.0% (10)	240	80	–	–
Big Thicket Gathering System (4)	Texas	100.0%	249	60	–	–
Central Treating Facility	Colorado	100.0%	–	–	200	–
Total			20,815	24,776	1,720	14.2

(1)	Net capacity amounts are based on our ownership interest or contractual right-of-use.
(2)	Transportation services provided by these pipeline systems, in whole or part, are regulated by both federal and state governmental agencies.
(3)	Services provided by the White River Hub are regulated by federal governmental agencies.
(4)	Transportation services provided by these systems are regulated in part by state governmental agencies.
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

(6)	The Acadian Gas System includes a leased 1.3 Bcf underground salt dome natural gas storage cavern located at Napoleonville, Louisiana.
(7)	Our 50% ownership interest in White River Hub is held indirectly through our equity method investment in White River Hub, LLC.
(8)	This system includes approximately 56 miles of leased pipelines.
(9)	We proportionately consolidate our 80% undivided interest in the Indian Springs Gathering System.
(10)	Our 50% ownership interest in the Old Ocean Pipeline is held indirectly through our equity method investment in Old Ocean Pipeline, LLC.

On a weighted-average basis, overall utilization rates for our natural gas pipelines were approximately 65.0%, 60.4% and 57.2% during the years ended December 31, 2022, 2021 and 2020, respectively.  These utilization rates represent actual natural gas volumes delivered as a percentage of our nominal delivery capacity and do not reflect firm capacity reservation agreements where capacity fees are earned whether or not the shipper actually utilizes such capacity.

We operate our natural gas pipelines and storage facilities with the exception of the White River Hub, Old Ocean Pipeline and certain segments of the Texas Intrastate System.  The following information describes our principal natural gas pipelines:

•
The Texas Intrastate System is comprised of the 6,161-mile Enterprise Texas pipeline system and the 609-mile Channel pipeline system. The Texas Intrastate System gathers, transports and stores natural gas from supply basins in Texas including the Permian Basin and Eagle Ford and Barnett Shales for delivery to local gas distribution companies, electric utility plants and industrial and municipal consumers. The system is also connected to regional natural gas processing facilities and other intrastate and interstate pipelines.  The Texas Intrastate System serves a number of commercial markets in Texas, including Corpus Christi, San Antonio/Austin, Beaumont/Orange and Houston, including the Houston Ship Channel industrial market.

•
The Acadian Gas System transports, stores and markets natural gas in Louisiana.  The Acadian Gas System is comprised of the 582-mile Cypress pipeline, 424-mile Acadian pipeline, 275-mile Haynesville Extension pipeline, 83-mile Gillis Lateral pipeline and 28-mile Enterprise Pelican pipeline.  The Acadian Gas System links natural gas supplies from Louisiana (e.g., from the Haynesville Shale supply basin) and offshore Gulf of Mexico developments with local gas distribution companies, electric utility plants and industrial customers located primarily in the Baton Rouge/New Orleans/Mississippi River corridor.  Additionally, the Acadian Gas System delivers natural gas production from the Haynesville Shale to the liquefied natural gas (“LNG”) markets in South Louisiana via the Gillis Lateral pipeline.

In April 2022, we announced plans for an additional 400 MMcf/d expansion of our Acadian Gas System. The expansion is expected to be completed in the second quarter of 2023.

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

•
The Midland Basin Gathering System, which is located in West Texas, gathers natural gas from the Midland Basin for delivery to our Midland Basin processing facility.  We acquired this system, along with our Midland Basin processing facility, as part of our acquisition of Navitas Midstream in February 2022. See Part II, Item 7 of this annual report for additional information regarding this acquisition.

•
The Delaware Basin Gathering System is comprised of the 1,124-mile Carlsbad pipeline system, the 582-mile Waha pipeline system, the 34-mile Orla pipeline system and the 23-mile Mentone pipeline system. The Delaware Basin Gathering System gathers natural gas from the Delaware Basin for delivery to regional natural gas processing facilities, including our Delaware Basin natural gas processing facility, and delivers residue and treated natural gas into our Texas Intrastate System and third-party pipelines.

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

•
The San Juan Gathering System gathers and treats natural gas produced from the San Juan Basin in northern New Mexico and southern Colorado and delivers the natural gas either directly into interstate pipelines or to regional natural gas plants, including our Chaco facility, for processing prior to being transported on interstate pipelines.

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

We are exposed to commodity price risk to the extent that we take title to natural gas volumes in connection with our natural gas marketing activities and certain intrastate natural gas transportation contracts.  In addition, we purchase and resell natural gas for certain producers that use our San Juan, Piceance, Midland Basin, Delaware Basin and Jonah Gathering Systems and certain segments of our Acadian Gas and Texas Intrastate Systems.  Also, several of our natural gas gathering systems, while not providing marketing services, have some exposure to risks related to fluctuations in commodity prices through transportation arrangements with shippers.  For example, nearly all of the transportation revenues generated by our San Juan Gathering System are based on a percentage of a regional natural gas price index.  This index may fluctuate based on a variety of factors, including changes in natural gas supply and consumer demand.  We attempt to mitigate these price risks through the use of commodity derivative instruments.  For a discussion of our commodity hedging program, see Part II, Item 7A of this annual report.

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

The following table presents selected information regarding our propylene production facilities at February 1, 2023:

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

We produce PGP at our Chambers County facilities and CGP at our BRPC facility.  On a weighted-average basis, the overall utilization rate of our propylene production facilities was approximately 90.0%, 88.7% and 79.4% during the years ended December 31, 2022, 2021 and 2020, respectively.

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

In November 2022, we reached a settlement related to legal proceedings involving the former general contractor for PDH 1.  For additional information regarding this litigation, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Propylene pipelines.  The results of operations from our petrochemical pipelines are primarily dependent upon the volume of products transported and the associated fees we charge for such transportation services.  The following table presents selected information regarding our propylene pipelines at February 1, 2023:

		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Texas RGP Gathering System	Texas	100.0%	708
Lou-Tex Propylene Pipeline	Texas, Louisiana	100.0%	267
North Dean Pipeline System	Texas	100.0%	181
Propylene Splitter PGP Distribution System	Texas	100.0%	150
Taurus Pipeline	Texas	70.0% (1)	115
Louisiana RGP Gathering System	Louisiana	100.0%	63
Lake Charles PGP Pipeline	Texas, Louisiana	50.0% (2)	27
Sabine Pipeline	Texas, Louisiana	100.0%	24
La Porte PGP Pipeline	Texas	80.0% (3)	20
Total			1,555

(1)	We own a 70% consolidated interest in the Taurus Pipeline through our majority owned subsidiary Steor LLC.
(2)	We proportionately consolidate our 50% undivided interest in the Lake Charles PGP Pipeline.
(3)	We own an 80% consolidated interest in the La Porte PGP Pipeline through our majority owned subsidiaries, La Porte Pipeline Company, L.P. and La Porte Pipeline GP, L.L.C.

The maximum number of barrels per day that our petrochemical pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our petrochemical pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes were 163 MBPD, 152 MBPD and 140 MBPD during the years ended December 31, 2022, 2021 and 2020, respectively.

With the exception of the Lake Charles PGP Pipeline in Louisiana, we operate all of our propylene production assets and related pipelines.

Propylene export assets.  Our EHT marine terminal located on the Houston Ship Channel includes export assets capable of loading up to 3,000 barrels per hour, or 72 MBPD, of semi-refrigerated propylene.

Isomerization and related operations
We own and operate three isomerization units located in Chambers County, Texas having an aggregate processing capacity of 116 MBPD that comprise the largest commercial isomerization facility in the U.S.  We also own and operate an 83-mile pipeline system used to transport high-purity isobutane from Chambers County, Texas to Port Neches, Texas and to Channelview, Texas.

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

Our isomerization assets provide processing services to meet the needs of third-party customers and our other businesses, including our NGL marketing activities and octane enhancement production facility. On a weighted-average basis, the utilization rates of our isomerization facility were approximately 93.1%, 73.3% and 82.8% during the years ended December 31, 2022, 2021 and 2020, respectively.

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

We sell our octane enhancement products at market-based prices.  We attempt to mitigate the price risk associated with these products by entering into commodity derivative instruments.  To the extent that we produce MTBE, it is sold exclusively into the export market.  We measure the utilization of our octane enhancement facility in terms of its combined isooctane, isobutylene and MTBE production volumes, which averaged 26 MBPD, 14 MBPD and 15 MBPD during the years ended December 31, 2022, 2021 and 2020, respectively.

We also own and operate a facility located on the Houston Ship Channel that produces up to 4 MBPD of HPIB and includes an associated storage facility with 0.6 MMBbls of related product storage capacity.  The primary feedstock for this plant, an isobutane/isobutylene mix, is produced by our octane enhancement and iBDH facilities.  HPIB is used in the production of polyisobutylene, which is used in the manufacture of lubricants and rubber.  In general, we sell HPIB at market-based prices with a cost-based floor.  On a weighted-average basis, utilization rates for this facility were 106.6%, 91.7% and 97.6% for the years ended December 31, 2022, 2021 and 2020, respectively.

The results of operations from our octane enhancement and HPIB facilities are generally dependent on the level of production volumes and the difference, or spread, between the sales prices of the products and the associated feedstock purchase costs and other operating expenses.

Isobutane Dehydrogenation Unit. We own and operate an iBDH facility located in Chambers County, Texas that is capable of processing approximately 25 MBPD of butane into nearly 1 billion pounds per year of isobutylene.  Production from the iBDH plant enables us to optimize our MTBE and high purity isobutylene assets and meet growing market demand for isobutylene.

Steam crackers and refineries have historically been the major source of propane and butane olefins for downstream use; however, with the increased use of light-end feedstocks such as ethane, the need for “on purpose” olefins production has increased.  Like our PDH facility, the iBDH plant helps meet market demand where traditional supplies have been reduced.  The iBDH plant increases our production of high purity and low purity isobutylene, both of which are used as feedstocks to manufacture lubricants, rubber products and fuel additives.

Refined products services
Our refined products services business includes refined products pipelines, terminals and associated marketing activities.

Refined products pipelines.  We own and operate the TE Products Pipeline, which is a 3,041-mile pipeline system comprised of 2,923 miles of regulated interstate pipelines and 118 miles of unregulated intrastate Texas pipelines.  The system primarily transports refined products from the upper Texas Gulf Coast to Seymour, Indiana. From Seymour, segments of the TE Products Pipeline extend to Chicago, Illinois; Lima, Ohio; Selkirk, New York; and a location near Philadelphia, Pennsylvania.  East of Seymour, Indiana, the TE Products Pipeline is primarily dedicated to NGL transportation service. The refined products transported by the TE Products Pipeline are produced by refineries and include motor gasoline and distillates.

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

	For the Year Ended December 31,
	2022	2021	2020
Refined products transportation (MBPD)	447	464	419
Petrochemical transportation (MBPD)	–	170	156
NGL transportation (MBPD)	56	52	55

The TE Products Pipeline system includes five non-regulated refined products truck terminals and 20.9 MMBbls of aggregate storage capacity.

In April 2022, we announced plans for our Texas Western Products System, created by repurposing a portion of our Mid-America Pipeline System’s Rocky Mountain segment and adding westbound service to our Chaparral Pipeline business to transport refined products from the U.S. Gulf Coast to markets in West Texas, New Mexico, Colorado and Utah.  The system is expected to be completed in phases beginning in the fourth quarter of 2023.

Refined products marine terminals.  We own and operate marine terminals located on the Neches River near Beaumont, Texas that handle refined products along with crude oil.  Our Beaumont facilities include five deep-water ship docks, three barge docks and access to approximately 10.4 MMBbls of aggregate refined products storage capacity.

We also handle refined products at EHT on the Houston Ship Channel.  In addition to providing vessel loading and unloading services for refined products, EHT’s refined products operations include 2.4 MMBbls of aggregate storage capacity through the use of 20 above-ground storage tanks.

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

Ethylene export terminal and related operations
Our ethylene export terminal located at our Morgan’s Point facility on the Houston Ship Channel features two docks with a combined nameplate capacity to load 1 million tons of ethylene per year and a refrigerated storage tank capable of handling 66 million pounds of ethylene.  Ethylene is the primary feedstock for a wide variety of consumer products, including cell phones and computer parts, food packaging, apparel, textiles and personal protective equipment.  We own a 50% member interest in Enterprise Navigator Ethylene Terminal LLC, which owns the export facility.  In April 2022, we announced plans to expand the ethylene export capacity of our Morgan’s Point facility.  The expansion project, which will be completed in two phases, will expand our existing capacity by 50% during 2024 and to more than double our current capacity by 2025.

Our ethylene system serves as an open market storage and trading hub for the ethylene industry by incorporating storage capacity, connections to multiple ethylene pipelines, and high-volume export capabilities.  In support of our ethylene business, our Chambers County storage complex includes a high-capacity underground ethylene storage well having a storage capacity of 600 million pounds of ethylene.  The storage well is connected to our Morgan’s Point ethylene export terminal and further to Bayport, Texas through a 58-mile pipeline system.

We also operate the Baymark ethylene pipeline in South Texas, which is a leading growth area for new ethylene crackers and related facilities.  The Baymark pipeline, which is supported by long-term customer commitments, originates in Bayport and extends 92 miles to Markham, Texas.  We own a 70% consolidated interest in the Baymark pipeline through our majority owned subsidiary, Baymark Pipeline LLC.  Customers using the Baymark pipeline have pipeline access to our high-capacity ethylene storage well in Chambers County and our export terminal at Morgan’s Point.

Marine transportation
Our marine transportation business consists of 64 tow boats and 157 tank barges used to transport refined products, crude oil, asphalt, condensate, heavy fuel oil, LPG and other petroleum products on key U.S. inland and intracoastal waterway systems.  The marine transportation industry uses tow boats as power sources and tank barges for freight capacity. We operate our marine transportation assets that serve refinery and storage terminal customers along the Mississippi River, the intracoastal waterway between Texas and Florida, and the Tennessee-Tombigbee waterway system.  We own and operate shipyard and repair facilities located in Houma and Morgan City, Louisiana and marine fleeting facilities located in Bourg, Louisiana and Channelview, Texas.

The results of operations from our marine transportation business are generally dependent upon the level of fees charged to transport petroleum products.

Our fleet of marine vessels operated at an average utilization rate of 92.3%, 85.2% and 86.1% during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Pipeline Safety
We are subject to extensive regulation by the DOT as authorized under various provisions of Title 49 of the United States Code and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of our pipelines and associated facilities, including breakout tanks and gas storage facilities.  These statutes require companies that own or operate pipelines and associated facilities to (i) comply with such regulations, (ii) permit access to and copying of pertinent records, (iii) file certain reports and (iv) provide information as required by the U.S. Secretary of Transportation.  The DOT regulates natural gas and hazardous liquids pipelines through its Pipeline and Hazardous Materials Safety Administration (“PHMSA”), and in many cases, enforcement authority is delegated to state agencies.  Noncompliance with these requirements can result in substantial penalties.  We believe we are in material compliance with DOT regulations.

Congress has periodically amended the pipeline safety laws to become more stringent and more broadly applicable.  Similarly, PHMSA has undertaken several actions in recent years to increase the applicability and stringency of its regulations.  Some examples of the types of subject areas governed through the pipeline safety laws, as specified in current or pending PHMSA regulations, include:  (i) complying with industry consensus standards for safety of pipeline breakout tanks and underground natural gas storage facilities; (ii) maintaining and updating gas and hazardous liquid pipeline facility inspection and maintenance plans; (iii) leak detection and repair requirements; (iv) managing the maximum pressure of a pipeline facility, depending on factors such as its design, condition, inspection history, and material; and (v) additional integrity management, inspection, and other activities in designated “High Consequence Areas” such as populated areas, unusually sensitive areas, and commercially navigable waterways.

The development and/or implementation of more stringent requirements pursuant to regulations implementing all of the requirements of the pipeline safety laws, as well as any implementation of the PHMSA rules thereunder or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, may result in us incurring significant and unanticipated expenditures to comply with such standards.  Until any proposed regulations are finalized, the impact on our operations, if any, is not known.

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

Increasingly, environmental groups are challenging requests to receive, modify or renew permits and seeking to apply more stringent provisions on applicants.  Our failure to comply with applicable requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, including enforcement actions, and our inability to renew or secure a needed modification to an existing permit could adversely affect our operations.  We may also be required to incur certain capital expenditures for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions.

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

FERC Regulation – Liquids Pipelines

Certain of our NGL, refined products and crude oil pipeline systems provide interstate common carrier movements subject to regulation by the FERC under the Interstate Commerce Act (“ICA”).  Pipelines providing such movements (referred to as “interstate liquids pipelines”) include, but are not limited to, the following: ATEX, Aegis, Dixie Pipeline, TE Products Pipeline, Front Range Pipeline, Mid-America Pipeline System, Seaway Pipeline, Seminole NGL Pipeline and Texas Express Pipeline.  These pipelines are owned by legal entities whose movements are subject to FERC regulation, including periodic reporting requirements.  For example, ATEX, Aegis and the TE Products Pipeline are owned by Enterprise TE Products Pipeline Company LLC (“Enterprise TE”), which provides certain FERC-regulated movements.

The ICA prescribes that the rates we charge for transportation on these interstate liquids pipelines must be just and reasonable, and that the rules applied to our services not unduly discriminate against or confer any undue preference upon any shipper. The FERC regulations implementing the ICA further require that interstate liquids pipeline transportation rates and rules be filed with the FERC.  The ICA permits interested persons to challenge proposed new or changed rates or rules, and authorizes the FERC to investigate such changes and to suspend their effectiveness for a period of up to seven months.  Upon completion of such an investigation, the FERC may require refunds of amounts collected above what it finds to be a just and reasonable level, together with interest.  The FERC may also investigate, upon complaint or on its own motion, a carrier’s rates and related rules that are already in effect.  If the FERC concludes, after holding a hearing on such complaint, that the challenged rate or rule was not just and reasonable, it may order a carrier to change the rate or rule prospectively and pay damages (i.e., reparations) caused by the imposition of such rate or rule for a period of up to two years prior to the filing of the complaint.

The rates charged for our interstate liquids pipeline services are generally based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based primarily on the year-to-year change in the U.S. Producer Price Index for Finished Goods (“PPI”).  A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of changes in the pipeline’s operating costs.  The FERC indexing is subject to review and revision every five years.  On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI plus 0.78%.  On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI minus 0.21% effective March 1, 2022 through June 30, 2026.  The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI minus 0.21% to file rate reductions effective March 1, 2022.  Enterprise, together with a number of other midstream companies, is currently contesting this index change in the U.S. Court of Appeals for the District of Columbia Circuit.  This appeal could result in a further change to the index.  As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.  Certain of our pipelines have been granted market-based rate authority by the FERC, including Seaway.

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

The resale of natural gas in interstate commerce is subject to FERC regulation.  In order to increase transparency in natural gas markets, the FERC has established rules requiring the annual reporting of data regarding natural gas sales.  The FERC has also established regulations that prohibit manipulation of energy markets.  A violation of the FERC’s regulations may subject us to civil penalties, suspension or loss of authorization to perform services or make sales of natural gas, disgorgement of unjust profits or other appropriate non-monetary remedies imposed by the FERC.  Pursuant to the Energy Policy Act of 2005, the potential civil and criminal penalties for any violation of the NGA, or any rules, regulations or orders of the FERC, were approximately $1.5 million per day per violation as of January 2023.  The Federal Trade Commission and the Commodity Futures Trading Commission (“CFTC”) have also issued rules and regulations prohibiting energy market manipulation.  We believe that our natural gas sales activities are in compliance with all applicable regulatory requirements.

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

Climate Change Discussion

There is considerable discussion over global warming and climate change including the environmental effects of greenhouse gas emissions and their associated consequences on global climate, oceans and ecosystems. Climate change could have a long-term impact on our operations.  For example, our facilities that are located in low lying areas such as the coastal regions of Louisiana and Texas may be at increased risk due to flooding, rising sea levels, or disruption of operations from more frequent and severe weather events.  Facilities in areas with limited water availability may be impacted if droughts become more frequent or severe.  Changes in climate or weather may hinder exploration and production activities or increase the cost of production of oil and gas resources and consequently affect the volume of hydrocarbon products entering our system.  Changes in climate or weather may also affect consumer demand for energy or alter the overall energy mix.

In response to governmental, scientific and public concerns that emissions of certain gases, commonly referred to as greenhouse gases, including gases associated with oil and natural gas production such as carbon dioxide, methane and nitrous oxide among others, contribute to a warming of the earth’s atmosphere and other adverse environmental effects, various governmental authorities have considered or taken actions to reduce emissions of greenhouse gases.  For example, the EPA has taken action under the CAA to regulate greenhouse gas emissions.  In addition, certain states (individually or in regional cooperation), including states in which some of our facilities or operations are located, have taken or proposed measures to reduce emissions of greenhouse gases. Also, the U.S. Congress from time to time has proposed legislative measures for imposing restrictions or requiring fees or carbon taxes for the emission of greenhouse gases.  One such fee applicable to certain of our operations has been imposed by the Inflation Reduction Act of 2022, and is known as the “Methane emissions and waste reduction incentive program.”

Actions have also taken place at the international level, with the U.S. being involved.  Various policies and approaches discussed include establishing a cap on emissions, requiring efficiency measures, or providing incentives for emissions reduction, use of renewable energy, or use of replacement fuels with lower carbon content are under discussion and have and may continue to result in additional actions involving greenhouse gases.

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

Finally, changes in regulatory policies or market preferences that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to greenhouse gases, or restrictions on their use, may reduce volumes available to us for processing, transportation, marketing and storage.

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

As of February 1, 2023, there were approximately 7,300 EPCO personnel who spend all or a substantial portion of their time engaged in our business.  From a diversity perspective, approximately 14% of these personnel were female and approximately 32% of these personnel were minorities.  We believe that the diversity of our workforce compares favorably to that of related energy industries.

The health and safety of those working on our behalf is a top priority. We promote a culture in which all personnel share the same commitment to health and safety, and recognize the importance of mitigating risks.  Acting upon our commitment to safety, we engage all levels of employees and management, our Board, our contractors, and various external entities and organizations.  We strive to achieve a goal of zero incidents and injuries.  We track our safety performance by monitoring our Total Recordable Incident Rate (“TRIR”), which is an OSHA measure that generally reflects the number of recordable incidents per 100 full-time workers during a one-year period.  Our TRIR for 2022 was 0.33, which compares favorably to the average TRIR for the midstream industry over the last six years.  We strive for year-to-year improvement in our safety performance.

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

Risks Relating to Our Business

•
Certain developments in the global oil and gas markets, including impacts of COVID-19, the Russian invasion of Ukraine and related sanctions, have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

•	Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.

•	Changes in demand for and prices and production of hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.

•	Our debt level may limit our future financial and operating flexibility.

•	We may not be able to fully execute our growth strategy if we encounter illiquid capital markets or increased competition for investment opportunities.

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

•
A natural disaster, catastrophe, terrorist attack or other extraordinary event could result in severe personal injury, property damage and environmental damage, which could curtail our operations and have a material adverse effect on our financial position, results of operations and cash flows.

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

Risks Relating to Our Business

Certain developments in the global oil and gas markets, including impacts from COVID-19, the Russian invasion of Ukraine and related sanctions, have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

Changes in the supply of and demand for hydrocarbon products impacts both the volume of products that we purchase and sell and the level of services that we provide to customers, which in turn impacts our financial position, results of operations and cash flows.

The COVID-19 pandemic continues to have global effects on demand, including as a result of international COVID-19 containment measures (e.g., quarantines, travel restrictions, temporary business closures and similar protective actions), and related reduced near-term demand for hydrocarbon products.

While many countries have eased their COVID-19 containment measures and economic activity has resumed to near pre-COVID levels, emerging variants and the potential resumption of containment measures could threaten the full recovery of hydrocarbon demand.  A continuation of hydrocarbon demand recovery remains partially dependent on successful containment of the disease, the efficacy and distribution of approved vaccines on COVID-19 and its emerging variants, and proven therapeutics. Any resumed period of economic slowdown or recession, or the return to a period of depressed demand or prices for crude oil or other products that we handle, could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.

The Russian invasion of Ukraine and related sanctions have also significantly disrupted supply chains for crude oil, natural gas and hydrocarbon products.  While initial impacts of the war in 2022 resulted in increased European demand for U.S. natural gas and hydrocarbon products, we cannot predict the level of future demand, effects on domestic pricing, and impacts on U.S. oil and gas production.  Any economic slowdown or recession in Europe or globally, including as a result of such supply chain disruptions or sanctions, may also impact demand and depress the price for crude oil, natural gas or other products that we handle, which could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.

The future impact of these current events on our financial condition, results of operations and cash flows depends largely on developments outside our control, including the duration of the outbreak, the related impact on overall economic activity and the potential long-term impacts on demand for crude oil and other products, all of which cannot be predicted with certainty.

Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.

The operation of our assets and the execution of capital projects require significant expenditures for labor, materials, property, equipment and services.  As a result, such costs may increase during periods of general business inflation, including as a result of higher commodity prices, supply chain disruptions and tight labor markets.  Recent inflationary pressures affecting the general economy and the energy industry have increased our expenses and capital costs, and those costs may continue to increase.  While the majority of long-term contracts for our services contain index-based changes and inflation adjustments, we may not be able to pass all of these increased costs to our customers in the form of higher fees for our services.  In addition, we use the FERC’s PPI-based price indexing methodology to establish tariff rates in certain markets served by our pipelines.  In periods of general price deflation, the ceiling level provided by the FERC’s PPI-based price indexing methodology could decrease, requiring us to reduce our index-based rates, even if the actual costs we incur to operate our assets increase.  As such, our revenues and operating margins are impacted by changes in price levels.  Prior to adjustments to our applicable rates, material cost increases may affect our operating margins, even if margins in subsequent periods may be normalized following applicable rate adjustments.  Accordingly, increased costs during periods of general business inflation that are not passed through to customers or offset by other factors may have a material adverse effect on our financial position, results of operations and cash flows.

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

Crude oil and natural gas prices have been volatile in recent years.  For example, crude oil prices (based on WTI as measured by the NYMEX) ranged from a high of $123.70 per barrel to a low of a negative $37.63 per barrel in the three year period ended December 31, 2022.  For the period January 1, 2023 through January 31, 2023, WTI prices ranged from a high of $81.62 per barrel to a low of $72.84 per barrel.  Natural gas prices (based on Henry Hub as measured by the NYMEX) ranged from a high of $9.68 per MMBtu to a low of $1.48 per MMBtu over the three-year period ended December 31, 2022.  Henry Hub natural gas prices ranged from a high of $4.17 per MMBtu to a low of $2.68 per MMBtu from January 1, 2023 through January 31, 2023.

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

For a discussion regarding our current outlook on industry fundamentals for 2023, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Outlook” included under Part II, Item 7 of this annual report.

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

As of December 31, 2022, we had $25.8 billion in principal amount of consolidated senior long-term debt outstanding and $2.3 billion in principal amount of junior subordinated debt outstanding.  The amount of our future debt could have significant effects on our operations, including, among other things:

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

Our growth strategy contemplates the development and acquisition of a wide range of midstream and other energy infrastructure assets while maintaining a strong balance sheet.  This strategy includes constructing and acquiring additional assets and businesses that enhance our ability to compete effectively and to diversify our asset portfolio, thereby providing us with more stable cash flows.  We consider and pursue potential joint ventures, acquisitions, standalone projects and other transactions that we believe may present opportunities to expand our business, increase our market position and realize operational synergies.

We will require substantial new capital to finance the future development and acquisition of assets and businesses.  For example, our capital investments for 2022 reflected $5.2 billion of cash payments for capital projects, acquisitions and other investments.  Based on information currently available, we expect our total capital investments for 2023, net of contributions from joint venture partners, to approximate $2.7 billion to $2.9 billion, which includes growth capital projects of $2.3 billion to $2.5 billion and sustaining capital expenditures of $400 million.  These amounts do not include capital investments associated with our proposed deep-water offshore crude oil terminal (the Sea Port Oil Terminal or “SPOT”), which remains subject to state and federal permitting, mitigation and related requirements.  In November 2022, we received a favorable ROD from the Department of Transportation’s Maritime Administration for SPOT; however, we can give no assurance as to when or whether the project will ultimately be authorized to begin construction or operation.  Any limitations on our access to capital may impair our ability to execute this growth strategy.  If our cost of debt or equity capital becomes too expensive, our ability to develop or acquire accretive assets will be limited.  We also may not be able to raise the necessary funds on satisfactory terms, if at all.

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

One of the ways we intend to grow our business is through the construction of new midstream energy infrastructure assets.  The construction of new assets involves numerous operational, regulatory, environmental, political, geopolitical, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital.  These potential risks include, among other things, the following:

•
we may be unable to complete construction projects on schedule or at the budgeted cost due to the unavailability of required construction personnel, the unavailability of or delays in obtaining necessary materials as a result of supply chain disruptions (including those caused by COVID-19 restrictions or geopolitical events, such as the Russian invasion of Ukraine), accidents, weather conditions or an inability to obtain necessary permits;

•
we will not receive any material increase in operating cash flows until the project is completed, even though we may have expended considerable funds during the construction phase, which may be prolonged;

•	we may construct facilities to capture anticipated future production growth in a region in which such growth does not materialize;

•
since we are not engaged in the exploration for and development of crude oil or natural gas reserves, we may not have access to third-party estimates of reserves in an area prior to our constructing facilities in the area.  As a result, we may construct facilities in an area where the reserves are materially lower than we anticipate;

•	in those situations where we do rely on third-party reserve estimates in making a decision to construct assets, these estimates may prove inaccurate;

•
the completion or success of our construction project may depend on the completion of a third-party construction project (e.g., a downstream crude oil refinery expansion or construction of a new petrochemical facility) that we do not control and that may be subject to numerous of its own potential risks, delays and complexities; and

•	we may be unable to obtain rights-of-way to construct additional pipelines or the cost to do so may be uneconomical.

A materialization of any of these risks could adversely affect our ability to achieve growth in the level of our cash flows or realize benefits from expansion opportunities or construction projects, which could impact the level of cash distributions we pay to our unitholders.

Several of our assets have been in service for many years and require significant expenditures to maintain them.  As a result, an increase in future maintenance or repair costs or delays in completing necessary maintenance or repair activities could have a material adverse effect on our financial position, results of operations and cash flows.

Our pipelines, terminals and storage assets are generally long-lived assets, and many of them have been in service for many years.  The age and condition of our assets could result in increased maintenance or repair expenditures in the future.  Additionally, we may be unable to complete maintenance or repairs due to the unavailability of necessary materials as a result of supply chain disruptions (including those caused by COVID-19 restrictions or geopolitical events, such as the Russian invasion of Ukraine), which may result in the suspension of operations of the impacted assets until such activities can be completed.  Any significant increase in these expenditures or delays in completing necessary maintenance or repairs could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.

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

We may face opposition to the construction and operation of our pipelines and facilities from various groups.

We may face opposition to the operation of our pipelines and facilities from environmental groups, landowners, tribal groups, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our construction activities and operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our partners and, accordingly, adversely affect our financial condition and the market price of our securities.

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

A natural disaster, catastrophe, terrorist attack or other extraordinary event could result in severe personal injury, property damage and environmental damage, which could curtail our operations and have a material adverse effect on our financial position, results of operations and cash flows.

Some of our operations involve risks of personal injury, property damage and environmental damage, which could curtail our operations and otherwise materially adversely affect our cash flow.  For example, natural gas facilities operate at high pressures, sometimes in excess of 1,100 pounds per square inch.  In addition, our marine transportation business is subject to additional risks, including the possibility of marine accidents and spill events.  From time to time, our octane enhancement facility may produce MTBE for export, which could expose us to additional risks from spill events.  Virtually all of our operations are exposed to potential natural disasters and severe weather, including hurricanes, tornadoes, storms, extreme winter events, floods and/or earthquakes.  The location of our assets and our customers’ assets in the U.S. Gulf Coast region makes them particularly vulnerable to hurricane or tropical storm risk.  In addition, terrorists may target our physical facilities and computer hackers may attack our electronic systems.

If one or more facilities or electronic systems that we own or that deliver products to us or that supply our facilities are damaged by severe weather or any other disaster, accident, catastrophe, terrorist attack or other extraordinary event, our operations could be significantly interrupted.  These interruptions could involve significant damage to people, property or the environment, and repairs could take from a week or less for a minor incident to six months or more for a major interruption.  Additionally, some of the storage contracts that we are a party to obligate us to indemnify our customers for any damage or injury occurring during the period in which the customers’ product is in our possession.  Any event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions and, accordingly, adversely affect the market price of our common units.

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

We have IT policies and procedures in place designed to protect our critical systems. Our cybersecurity approach is strategically layered with people, technology and processes such as disaster recovery, incident response and business continuity. However, the risk of critical systems failing due to an unforeseen major disruption cannot be eliminated.

Failures of these IT systems, whether due to power failures, a cybersecurity event or other reason, could result in a breach of critical operational or financial controls and lead to unanticipated costs and a disruption of our operations, commercial activities or financial processes. Such failures could adversely affect our results of operations, financial position or cash flow, as well as our ability to pay cash distributions in a timely manner.  State and federal cybersecurity legislation could also impose new requirements on us, which could increase our cost of doing business.

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

At December 31, 2022, we had $27.5 billion in principal amount of consolidated fixed-rate debt outstanding, including current maturities thereof.  Additionally, at December 31, 2022, we had $1.1 billion of variable-rate debt, which includes our outstanding commercial paper notes.  Due to the short term nature of commercial paper notes, we view the interest rates charged in connection with these instruments as variable.

The Board of Governors of the Federal Reserve System lowered benchmark interest rates three times during 2019 and twice during 2020.  Benchmark interest rates remained near zero during 2021 but increased seven times in 2022, once in 2023 and are expected to rise further in 2023.  Should interest rates increase significantly, the amount of cash required to service our debt (including any future refinancing of our fixed-rate debt instruments) would increase.  Additionally, from time to time, we may enter into interest rate swap arrangements, which could increase our exposure to variable interest rates.  As a result, significant increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows.

An increase in interest rates may also cause a corresponding decline in demand for equity securities in general, and in particular, for yield-based equity securities such as our common units.  A reduction in demand for our common units may cause their trading price to decline.

Amounts borrowed under EPO’s September 2022 $1.5 Billion 364-Day Revolving Credit Agreement and September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement may bear interest, at our election, based on a Secured Overnight Financing Rate (“SOFR”) or London Interbank Offered Rate (“LIBOR”), as applicable.  In addition, our junior subordinated notes and interest rate swap agreements may also reflect LIBOR-based terms. In July 2017, the Financial Conduct Authority in the United Kingdom, or U.K., announced a desire to phase out LIBOR as a benchmark by the end of June 2023. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate.  We currently do not expect the transition from LIBOR to have a material impact on us.

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

In total, our pipeline integrity costs for the years ended December 31, 2022, 2021 and 2020 were $105 million, $114 million and $83 million, respectively.  Of these annual totals, we charged $61 million, $62 million and $53 million to operating costs and expenses during the years ended December 31, 2022, 2021 and 2020, respectively.  The remaining annual pipeline integrity costs were capitalized and treated as sustaining capital projects.  We expect the cost of our pipeline integrity program, regardless of whether such costs are capitalized or expensed, to approximate $96 million for 2023.

For additional information regarding the pipeline safety regulations, see “Regulatory Matters – Environmental, Safety and Conservation – Pipeline Safety” included under Part I, Items 1 and 2 of this annual report.

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

Climate Change.  Responding to reports regarding global warming and climate change matters, the U.S. Congress from time to time has considered and adopted legislation intended to reduce emissions of greenhouse gases or implement carbon taxes.  In addition, certain states, including states in which our facilities or operations are located, have, individually or in regional cooperation, taken or proposed measures to reduce emissions of greenhouse gases.  The Infrastructure Investment and Jobs Act passed in November 2021 provides for, among other things, $7.5 billion to build out a national network of electric vehicle (“EV”) chargers in the United States, as part of a plan to accelerate the adoption of EVs, as well as funding for electric school buses and low- and no-emission buses for public transit.  Various other policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content are under discussion and have resulted, and may continue to result, in additional actions involving greenhouse gases.

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

In addition, numerous countries around the world have adopted, or are considering adopting laws or regulations to reduce greenhouse gas emissions.  It is not possible to know how quickly renewable energy technologies may advance, but if significant additional legislation and regulation were enacted, the increased use of renewable energy could ultimately reduce future demand for hydrocarbons.  These developments could have a material adverse effect on our financial position, results of operations and cash flows.

We are in the process of exploring and developing opportunities to capitalize on changes in law and market dynamics relating to greenhouse gas emissions, such as projects related to carbon capture and sequestration and the production and use of hydrogen.  These types of projects pose a variety of risks to us, including that we could (i) overestimate market demand for such services, and therefore divert capital from more profitable opportunities; or (ii) come to rely on temporary subsidies or similar market distortions for an increasing portion of our revenue, which could reduce the long-term economic sustainability of our associated operations.

In March 2022, the SEC proposed new climate-related disclosure rules, which if adopted as proposed, would require significant new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, and third-party attestation requirements.  At this time, we cannot predict the costs of compliance with, or any potential adverse impacts resulting from, the new rules if adopted as proposed.

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

The FERC uses prescribed rate methodologies for approving regulated tariff rate changes for interstate liquids pipelines.  The FERC’s indexing methodology currently allows a pipeline to increase its rates by a percentage linked to the Bureau of Labor’s PPI for Finished Goods (“PPI”).   The FERC indexing is subject to review and revision every five years.  On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI plus 0.78%.  On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI minus 0.21%, effective March 1, 2022 through June 30, 2026.  The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI minus 0.21% to file rate reductions effective March 1, 2022.  Pending appellate review could result in a further change to the index.  As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, or by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.  The requirements imposed by these methodologies may limit our ability to set rates based on our actual costs or may delay our ability to charge rates reflecting increased costs.   Adverse decisions by the FERC related to our rates could adversely affect our financial position, results of operations and cash flows.

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

On a standalone basis, the Partnership is a holding company with no business operations and conducts all of its business through its wholly owned subsidiary, EPO.  As a result, we depend upon the earnings and cash flows of EPO and its subsidiaries and unconsolidated affiliates, and the distribution of their cash flows to us in order to meet our obligations and to allow us to make cash distributions to our unitholders.

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

Furthermore, the amount of cash that we have available for distribution is not solely a function of profitability, which will be affected by non-cash items such as depreciation, amortization and provisions for asset impairments.  Our cash flows are also impacted by borrowings under credit agreements and similar arrangements.  As a result, we may be able to make cash distributions during periods when we record losses and may not be able to make cash distributions during periods when we record net income.  An inability on our part to pay cash distributions to our unitholders could have a material adverse effect on our financial position, results of operations and cash flows.

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

From 2013 through 2017, several publicly traded partnerships merged into their corporate general partner sponsors.  In 2018 and continuing into 2022, the combination of a number of additional factors, including the passage of the Tax Cuts and Jobs Act (the “Tax Act”) of 2017 (which lowered the federal corporate tax rate from 35% to 21% and generally provides for the expensing of certain capital investments and acquisitions), the FERC issuing its Revised Policy Statement on the Treatment of Income Taxes in March 2018, and, generally, continued lower demand and related liquidity for midstream energy companies (including those structured as publicly traded partnerships), led to additional publicly traded partnerships to either (i) merge into their corporate general partner sponsors, (ii) merge into their general partner structured as a partnership and then elect for the combined entity to be taxed as a corporation, or (iii) voluntarily elect to be taxed as a corporation.  These conversions have materially reduced the number of publicly traded partnerships and the total market capitalization and the depth of capital available for the publicly traded partnership sector.

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

Under current law, for open tax years, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us.  Our general partner would cause us to pay the taxes (including any applicable penalties and interest) directly to the IRS.  As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own common units in us during the tax year under audit.  If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

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

Moreover, upon the sale, exchange or other disposition of a common unit by a non-U.S. unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business.  The U.S. Department of the Treasury and the IRS have issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our common units.  Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations.  The U.S. Department of the Treasury and the IRS have provided that these rules generally apply to transfers of and distributions on our common units occurring on or after January 1, 2023.  Distributions to non-U.S. unitholders may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed.  We currently anticipate all of our distributions will be in excess of the amount of our cumulative net income that has not previously been distributed.  Accordingly, a distribution to a non-U.S. unitholder is expected to be subject to withholding at the highest applicable effective tax rate. Under these final regulations, we are required to issue qualified notices regarding these matters. Our qualified notices can be found on our public company website.  Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed on the NYSE under the ticker symbol EPD.  As of January 31, 2023, there were approximately 1,896 unitholders of record of our common units.  For information regarding our quarterly cash distributions to partners, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

The Partnership made quarterly PIK distributions of 16,823, 17,128, 17,438 and 17,754 preferred units to OTA Holdings, Inc. (“OTA”), an indirect, wholly owned subsidiary of the Partnership, in the first, second, third and fourth quarters of 2022, respectively.  The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

The issuances of preferred units as PIK distributions during the year ended December 31, 2022 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the fourth quarter of 2022.

Common Units Authorized for Issuance Under Equity Compensation Plan

See “Securities Authorized for Issuance Under Equity Compensation Plans” included under Part III, Item 12 of this annual report, which is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the fourth quarter of 2022:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
October 2022	943,980	$23.81	943,980	$1,389,378
November 2022	3,030,757	$24.77	3,030,757	$1,314,319
December 2022	1,858,223	$24.31	1,858,223	$1,269,154
Vesting of phantom unit awards:
October 2022 (2)	190	$24.91	n/a	n/a
November 2022 (3)	63,999	$25.10	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2.0 billion of our common units.  Common units repurchased under this program were cancelled immediately upon acquisition.

(2)
Of the 8,100 phantom unit awards that vested in October 2022 and converted to common units, 190 units were sold back to us by employees to cover related withholding tax requirements.  These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

(3)
Of the 189,636 phantom unit awards that vested in November 2022 and converted to common units, 63,999 units were sold back to us by employees to cover related withholding tax requirements.  These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

ITEM 6.  RESERVED.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the Years Ended December 31, 2022, 2021 and 2020

The following discussion and analysis of our financial condition, results of operations and related information for the years ended December 31, 2022 and 2021, including applicable year-to-year comparisons, should be read in conjunction with our Consolidated Financial Statements and accompanying notes included under Part II, Item 8 of this annual report.  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Discussion and analysis of matters pertaining to the year ended December 31, 2020 and year-to-year comparisons between the years ended December 31, 2021 and 2020 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021 that was filed on February 28, 2022.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at December 31, 2022.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2022 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

The safe operation of our assets is a top priority.  We are committed to protecting the environment and the health and safety of the public and those working on our behalf by conducting our business activities in a safe and environmentally responsible manner.  For additional information, see “Regulatory Matters - Environmental, Safety and Conservation” within Part I, Items 1 and 2 of this annual report.

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

Current Outlook

As noted previously, this annual report on Form 10-K, including this update to our outlook on business conditions, contains forward-looking statements that are based on our beliefs and those of Enterprise GP.  In addition, it reflects assumptions made by us and information currently available to us, which includes forecast information published by third parties. See “Cautionary Statement Regarding Forward-Looking Information” within this Part II, Item 7 and “Risk Factors” in Part I, Item 1A, for additional information.  The following information presents our current views on key midstream energy supply and demand fundamentals. All references to U.S. Energy Information Administration (“EIA”) forecasts and expectations are derived from its February 2023 Short-Term Energy Outlook (“February 2023 STEO”), which was published on February 7, 2023.

The level of services we provide and the amount of volumes we purchase and sell are directly affected by changes in supply and demand for hydrocarbon products, which impacts our financial position, results of operations and cash flows.  Beginning in the first quarter of 2020, supply and demand for most hydrocarbon products were significantly reduced by the global effects of the COVID-19 pandemic and the consequences of containment measures including quarantines, travel restrictions, temporary business closures and similar protective actions.

Beginning in late 2020 and throughout 2021, most countries began to gradually reduce mobility restrictions to less stringent methods of COVID-19 containment (e.g., vaccines, mask requirements and social distancing) allowing for the resumption of travel and business activities.  These changes, coupled with strong fiscal and economic stimulus programs worldwide, helped bolster an economic recovery in most industrial economies.  According to the EIA, U.S. gross domestic product (“GDP”) increased 5.9% in 2021 compared to a decrease of 2.8% in 2020.

In China, however, strategies for responding to the COVID-19 virus evolved through various stages that ultimately resulted in longer-lasting mobility restrictions than in most other industrialized nations.  China adopted a strategy of “zero-COVID” which was based on a strict testing regime intended to pinpoint and then isolate localized clusters of the population infected with the virus.  The large-scale lockdowns dramatically slowed Chinese economic output between late 2021 and 2022 and ended up constricting the global supply chain due to the significant reductions in intermediate and finished goods manufactured in China.  These reductions occurred just as the rest of the world was demanding increases in goods upon emerging from the pandemic.

To make matters worse, Russia invaded the independent country of Ukraine in February 2022 in a major escalation of the conflict that began when Russia annexed Crimea from Ukraine in 2014.  To counter Russia’s aggression and to prevent a larger regional conflict, members of the North Atlantic Treaty Organization (“NATO”), among other countries, imposed sanctions on Russia including limits on exports of crude oil, refined products and natural gas, which sent global Brent crude oil prices soaring from $90 per barrel in early February 2022 to $123 per barrel by early June 2022.  Natural gas prices in Europe (based on the Dutch Title Transfer Facility, a virtual trading hub for gas in the Netherlands and primary gas pricing hub for the European gas market) increased even more dramatically from $26 per MMBtu in January 2022 to nearly $100 per MMBtu in August 2022.  The higher cost of energy led to government subsidies and the rationing of natural gas, electricity and commodities in Europe, which further reduced global economic output.

Several factors, including massive fiscal stimulus from the U.S. and other global governments, increases in energy prices due to higher demand for energy and commodities following the pandemic, the significant global supply chain disruptions caused in large part by lockdowns in China and the reduction in energy supplies due to sanctions on Russia contributed to inflation rates not seen in the U.S. in over four decades.  Between June 2021 and June 2022, the inflation rate, as measured by the U.S. Consumer Price Index (“CPI”), increased from 5.4% to a peak of 9.1%.  To counteract these pressures, the U.S. Federal Reserve Bank (“the Fed”) increased interest rates by 25 basis points in March 2022 and 50 basis points in May 2022.  As inflation continued to rise, the Fed further increased rates by 75 basis points in each of its June, July, September and November meetings during 2022.

Under the weight of these pressures, including higher interest rates, the U.S. economy began to experience a slowdown in growth as evidenced by U.S. GDP decreasing 1.6% and 0.6% in the first and second quarters of 2022, respectively.  Some economists labeled this period a recession based on the general indicator of two consecutive quarters of negative growth.  After peaking in June 2022 at 9.1%, the inflation rate slowly began to moderate in each of the subsequent months, declining to a rate of 6.5% in December 2022.  In response to the decline in inflation, the Fed slowed the pace of interest rate increases to 50 basis points in December 2022.  Despite these increases, U.S. GDP turned positive again with a growth rate of 3.2% in the third quarter of 2022 and 2.9% in the fourth quarter of 2022.

During the latter half of 2022, energy prices began falling to levels consistent with the start of the year as countries braced for recession, lockdowns in China persisted, the U.S. and International Energy Agency member countries released an aggregate 240 million barrels from their respective strategic petroleum reserves and the U.S. and other non-OPEC countries increased petroleum and other liquids production volumes by approximately 2.0 MMBPD during the second half of 2022 (as reported by the EIA).  Energy prices in Europe fell to pre-war levels as a relatively warm winter and alternatives to Russian natural gas from the U.S., Qatar and other exporting nations led to a healthy buildup of storage inventories.  Despite sanctions and price caps, Russian crude oil continued to find its way to refineries, albeit with redirected trade flows to China, India and other nations encouraged by the ability to purchase crude oil from Russia at steep discounts.

The EIA provided expectations of continued growth in U.S. petroleum and liquid fuels production by nearly 1.0 MMBPD to reach a total of 21.1 MMBPD in 2023.  Global production of petroleum and liquid fuels is expected to reach an average of 102.6 MMBPD in 2024, up from 100.0 MMBPD in 2022, driven mostly by growth in U.S. and other non-OPEC production.  With respect to demand, the EIA forecasts that global liquids fuel consumption will increase from 99.4 MMBPD in 2022 to 102.3 MMBPD in 2024, driven primarily by growth from China and other non-OECD countries.  However, the EIA qualified that this forecast is subject to significant uncertainty over Russia’s oil supply, ongoing concerns about global economic conditions and the easing of COVID-19 restrictions in China.  We acknowledge that these uncertainties exist, however, the upside from the recently more upbeat economic news and the continued reopening of the Chinese economy helps us remain constructive on crude oil prices.  We are not as constructive on natural gas prices considering we see domestic production rising, consumption declining and liquefied natural gas (“LNG”) exports remaining relatively flat until 2025 when additional capacity will be available from new facilities that are expected to be placed in service.  A wider crude oil-to-natural gas price spread, however, makes U.S. petrochemicals more cost-advantaged due to locally produced feedstocks more closely aligning with natural gas prices, whereas feedstocks derived from naphtha are more closely aligned with crude oil prices.

We believe that these coming additions to petroleum production and consumption levels, along with favorable pricing trends, will create additional opportunities to provide midstream services to our customers while leveraging the strengths of our portfolio, which include:

•
Our Assets – Our people find innovative ways to optimize our large, integrated and diversified asset base to provide incremental services to customers and to respond to market opportunities.  Additional production volumes could lead to higher demand for processing, transportation, fractionation and terminaling services.  Storage services provide valuable flexibility for customers seeking to balance supply and demand while also allowing us to capture valuable contango and other marketing opportunities should they arise.  U.S. energy and feedstock advantages position our assets well to compete globally for incremental production and processing volumes.  To the extent a rising operating cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our operating results.  These steps include revenue rate escalations based on inflation factors, fuel and electricity surcharges and additional volumetric throughputs often achieved during periods of higher prices.

•
Our Customers – We have contracted with a large number of quality customers in order to achieve revenue diversification.  In 2022, our top 200 largest customers represented 95.3% of consolidated revenues.  Based on their respective year-end 2022 debt ratings, 89.6% of revenues from our top 200 customers were either investment grade rated or backed by letters of credit.  Additionally, less than 4% of our top 200 customer revenues were attributable to sub-investment grade or non-rated upstream producers.

•
Our Balance Sheet and Liquidity – We currently maintain investment grade credit ratings on EPO’s long-term senior unsecured debt of BBB+, Baa1 and BBB+ from Standard and Poor’s, Moody’s and Fitch, respectively.  Based on current market conditions, we believe that we have sufficient consolidated liquidity as of December 31, 2022, which was comprised of $4.0 billion of available borrowing capacity under EPO’s revolving credit facilities and $76 million of unrestricted cash on hand.  As of December 31, 2022,  approximately 96.2% of our debt portfolio is fixed rate debt at a weighted average cost of 4.5% and weighted-average maturity of 20 years.

•
Our Access to Capital Markets – EPO successfully issued $1.75 billion in principal amount of senior notes in January 2023.  Based on current conditions, we believe that we will have sufficient liquidity and/or access to debt capital markets to fund our operations, capital investments and the remaining principal amount of senior notes maturing through 2023 and beyond.

Recent Developments

Enterprise’s SPOT Project Receives Record of Decision

In November 2022, we announced that our Sea Port Oil Terminal (“SPOT”) project received a favorable Record of Decision (“ROD”) from the U.S. Department of Transportation’s Maritime Administration in accordance with the provisions of the Deepwater Port Act of 1974.

The proposed SPOT project consists of onshore and offshore facilities, including a fixed platform located approximately 30 nautical miles off the Texas coast in approximately 115 feet of water.  SPOT is designed to load VLCCs and other crude oil tankers at rates of approximately 85,000 barrels per hour.  The platform will be connected to an onshore storage facility with approximately 4.8 MMBbls of capacity in Brazoria County, Texas, by two 36-inch, bi-directional pipelines.  Additionally, the SPOT project includes state-of-the-art pipeline control, vapor recovery and leak detection systems that are designed to minimize emissions.

The receipt of the ROD is a significant milestone in the process to obtain a license for SPOT under the Deepwater Port Act.  Remaining conditions that we must address and satisfy to obtain approval for the license issuance include routine construction, operating and decommissioning guarantees, submission of public outreach, wetland restoration and volatile organic compound (“VOC”) monitoring plans, and other state approvals.  We expect to satisfy these remaining conditions in 2023; however, we can give no assurance as to when or whether the project will ultimately be authorized to begin construction or operation.

Enterprise Announces Three Expansions in the Permian Basin

In August 2022, we announced the following three new projects to support ongoing production growth in the Permian Basin (including their respective scheduled completion dates):

•	our Leonidas natural gas processing plant, which was previously referred to as Plant 7, in the Midland Basin (first quarter of 2024);

•	our Mentone III natural gas processing plant in the Delaware Basin (first quarter of 2024); and

•	a 275 MBPD expansion of our Shin Oak NGL Pipeline (first half of 2025).

Enterprise and OLCV Sign Letter of Intent for Gulf Coast CO2 Transportation and Sequestration Project

In April 2022, Enterprise and Oxy Low Carbon Ventures, LLC (“OLCV”), a subsidiary of Occidental Petroleum Corporation, announced that we have executed a letter of intent to work toward a potential carbon dioxide (“CO2”) transportation and sequestration solution for the Texas Gulf Coast.  The joint project would initially be focused on providing services to emitters in the industrial corridors from the greater Houston to Beaumont/Port Arthur areas.  The initiative would combine Enterprise’s leadership position in the midstream energy sector with OLCV’s extensive experience in subsurface characterization and CO2 sequestration.

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

Enterprise Announces Seven New Projects During Analyst and Investor Day

On April 12, 2022, Enterprise hosted a meeting with securities analysts and investors where we announced seven new projects that we expect will be completed by 2025.  The announced projects included the following (including their respective scheduled completion dates):

•	a 400 MMcf/d expansion of our Acadian Gas System (second quarter of 2023);

•	our Poseidon natural gas processing plant, which was previously referred to as Plant 6, in the Midland Basin (third quarter of 2023);

•	a twelfth NGL fractionator (“Frac XII”) in Chambers County, Texas (third quarter of 2023);

•	our Mentone II natural gas processing plant in the Delaware Basin (fourth quarter of 2023);

•
our Texas Western Products System, created by repurposing a portion of our Mid-America Pipeline System’s Rocky Mountain segment and adding westbound service to our Chaparral Pipeline business to transport refined products from the U.S. Gulf Coast to markets in West Texas, New Mexico, Colorado and Utah (fourth quarter of 2023);

•	an Ethane Export Terminal located in Orange County, Texas (2025); and

•	an expansion of our Morgan’s Point terminal to increase ethylene export capacity (2024 and 2025).

Enterprise Announces Acquisition of Navitas Midstream

In January 2022, we announced that an affiliate of Enterprise entered into a definitive agreement to acquire Navitas Midstream Partners, LLC (“Navitas Midstream”) from an affiliate of Warburg Pincus LLC in a debt-free transaction for $3.25 billion in cash consideration (subject to adjustment in accordance with the agreement). Navitas Midstream’s assets include approximately 1,750 miles of pipelines and over 1.0 Bcf/d of cryogenic natural gas processing capacity. The purchase price was paid in cash at closing on February 17, 2022. We funded the cash consideration for this acquisition using proceeds from the issuance of short-term notes under EPO’s commercial paper program and cash on hand.  See Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for additional information regarding this acquisition.

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2021 by quarter:
1st Quarter	$2.71	$0.24	$0.89	$0.94	$0.93	$1.33	$0.73	$0.44	$0.38
2nd Quarter	$2.83	$0.26	$0.87	$0.97	$0.98	$1.46	$0.67	$0.27	$0.41
3rd Quarter	$4.02	$0.35	$1.16	$1.34	$1.34	$1.62	$0.82	$0.36	$0.51
4th Quarter	$5.84	$0.39	$1.24	$1.46	$1.46	$1.82	$0.66	$0.33	$0.41
2021 Averages	$3.85	$0.31	$1.04	$1.18	$1.18	$1.56	$0.72	$0.35	$0.43

2022 by quarter:
1st Quarter	$4.96	$0.40	$1.30	$1.59	$1.60	$2.21	$0.63	$0.39	$0.55
2nd Quarter	$7.17	$0.59	$1.24	$1.50	$1.68	$2.17	$0.61	$0.40	$0.46
3rd Quarter	$8.20	$0.55	$1.08	$1.19	$1.44	$1.72	$0.47	$0.28	$0.26
4th Quarter	$6.26	$0.39	$0.79	$0.97	$1.03	$1.54	$0.32	$0.18	$0.17
2022 Averages	$6.65	$0.48	$1.10	$1.31	$1.44	$1.91	$0.51	$0.31	$0.36

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
(2)
NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu, Texas Non-TET commercial index prices as reported by Oil Price Information Service, which is a division of Dow Jones.

(3)
Polymer grade propylene prices represent average contract pricing for such product as reported by IHS.  Refinery grade propylene (“RGP”) prices represent weighted-average spot prices for such product as reported by IHS Markit (“IHS”).

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

The weighted-average indicative market price for NGLs was $0.91 per gallon in 2022 versus $0.75 per gallon for 2021.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2021 by quarter:
1st Quarter	$57.84	$59.00	$59.51	$59.99
2nd Quarter	$66.07	$66.41	$66.90	$67.95
3rd Quarter	$70.56	$70.74	$71.17	$71.51
4th Quarter	$77.19	$77.82	$78.27	$78.41
2021 Averages	$67.92	$68.49	$68.96	$69.47

2022 by quarter:
1st Quarter	$94.29	$96.43	$96.77	$96.77
2nd Quarter	$108.41	$109.66	$109.96	$110.17
3rd Quarter	$91.56	$93.41	$93.77	$94.17
4th Quarter	$82.64	$83.97	$84.33	$85.50
2022 Averages	$94.23	$95.87	$96.21	$96.65

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

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

See “Capital Investments” within this Part II, Item 7 for a discussion of the impact of inflation on our capital investment decisions.  Additionally, see Part I, Item 1A “Risk Factors - Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.”

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2022	2021
Revenues	$58,186	$40,807
Costs and expenses:
Operating costs and expenses:
Cost of sales	45,836	29,887
Other operating costs and expenses	3,454	2,915
Depreciation, amortization and accretion expenses	2,158	2,038
Asset impairment charges	53	233
Net losses attributable to asset sales and related matters	1	5
Total operating costs and expenses	51,502	35,078
General and administrative costs	241	209
Total costs and expenses	51,743	35,287
Equity in income of unconsolidated affiliates	464	583
Operating income	6,907	6,103
Other income (expense):
Interest expense	(1,244)	(1,283)
Other, net	34	5
Total other expense, net	(1,210)	(1,278)
Income before income taxes	5,697	4,825
Provision for income taxes	(82)	(70)
Net income	5,615	4,755
Net income attributable to noncontrolling interests	(125)	(117)
Net income attributable to preferred units	(3)	(4)
Net income attributable to common unitholders	$5,487	$4,634

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2022	2021
NGL Pipelines & Services:
Sales of NGLs and related products	$21,307	$13,716
Midstream services	2,952	2,586
Total	24,259	16,302
Crude Oil Pipelines & Services:
Sales of crude oil	17,301	9,519
Midstream services	1,260	1,383
Total	18,561	10,902
Natural Gas Pipelines & Services:
Sales of natural gas	5,019	3,413
Midstream services	1,241	987
Total	6,260	4,400
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	8,003	8,196
Midstream services	1,103	1,007
Total	9,106	9,203
Total consolidated revenues	$58,186	$40,807

Total revenues for 2022 increased $17.4 billion when compared to 2021 primarily due to a $16.8 billion increase in marketing revenues.

Revenues from the marketing of NGLs, crude oil and natural gas increased a combined $17.0 billion year-to-year primarily due to higher average sales prices, which accounted for a $12.0 billion increase, and higher sales volumes, which accounted for an additional $5.0 billion increase.

Revenues from midstream services for 2022 increased $593 million when compared to 2021.  Revenues from our natural gas processing facilities increased $343 million year-to-year primarily due to higher market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Revenues from our natural gas pipeline assets increased $251 million year-to-year primarily due to the addition of the Midland Basin Gathering System from the Navitas Midstream acquisition and higher demand for natural gas transportation and gathering services in Texas and New Mexico.  Revenues from our NGL fractionators increased $51 million year-to-year primarily due to higher fractionation fee revenues at our Chambers County NGL fractionation complex.  Revenues from our ethylene export terminal increased $34 million year-to-year primarily due to higher loading fee revenues. Lastly, revenues from our crude oil pipeline assets decreased $122 million year-to-year primarily due to lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term gathering agreements on our EFS Midstream System.

For additional information regarding our revenues, see Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Operating costs and expenses

Total operating costs and expenses for 2022 increased $16.4 billion when compared to 2021.

Cost of sales
Cost of sales for 2022 increased $15.9 billion when compared to 2021.  The cost of sales associated with our marketing of NGLs, crude oil and natural gas increased a combined $16.5 billion year-to-year primarily due to higher average purchase prices, which accounted for a $12.1 billion increase, and higher sales volumes, which accounted for an additional $4.4 billion increase.

Other operating costs and expenses
Other operating costs and expenses increased $539 million year-to-year primarily due to higher utility, employee compensation and rental costs.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense increased $120 million year-to-year.  The addition of assets attributable to the Navitas Midstream acquisition accounted for $86 million of the year-to-year increase.  The remainder of the year-to-year increase is due to assets placed into full or limited service since the first quarter of 2021 (e.g., the Gillis Lateral natural gas pipeline and the Baymark ethylene pipeline) and major maintenance activities accounted for under the deferral method.

Asset impairment charges
Non-cash asset impairment charges decreased $180 million year-to-year primarily due to the partial impairment of our marine transportation business in December 2021, which accounted for $114 million of expense, and the sale of a coal bed natural gas gathering system and related Val Verde treating facility in March 2021, both of which were components of our San Juan Gathering System, which accounted for an additional $44 million of expense.  For information regarding these charges, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

General and administrative costs

General and administrative costs for 2022 increased $32 million when compared to 2021 primarily due to higher employee compensation and professional services costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for 2022 decreased $119 million when compared to 2021 primarily due to lower earnings from investments in crude oil pipelines.

Operating income

Operating income for the year ended December 31, 2022 increased $804 million when compared to the year ended December 31, 2021 due to the previously described year-to-year changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense

The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2022	2021
Interest charged on debt principal outstanding (1)	$1,288	$1,299
Impact of interest rate hedging program, including related amortization	19	38
Interest costs capitalized in connection with construction projects (2)	(90)	(80)
Other (3)	27	26
Total	$1,244	$1,283

(1)	The weighted-average interest rates on debt principal outstanding were 4.33% and 4.35% during the years ended December 31, 2022 and 2021, respectively.
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

Interest charged on debt principal outstanding, which is a key driver of interest expense, decreased $11 million year-to-year primarily due to the retirement of $1.4 billion of fixed-rate senior notes in February 2022 and the redemption of $350 million of variable-rate junior subordinated notes in August 2022 using a combination of available cash, commercial paper and proceeds from a senior notes issuance in September 2021 with a lower interest rate.  These actions resulted in lower weighted-average interest rates on outstanding debt obligations during the comparative years.  For information regarding our debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Other, net

Other non-operating income for 2022 includes $16 million attributable to the partial recovery of attorneys’ fees related to the settlement of the PDH 1 litigation in November 2022.  For additional information regarding this litigation, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Income taxes

Our provision for income taxes for 2022 increased $12 million when compared to 2021 primarily due to changes in income tax expense related to state tax obligations under the Revised Texas Franchise Tax (“Texas Margin Tax”).

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2022	2021
Gross operating margin by segment:
NGL Pipelines & Services	$5,142	$4,316
Crude Oil Pipelines & Services	1,655	1,680
Natural Gas Pipelines & Services	1,042	1,155
Petrochemical & Refined Products Services	1,517	1,357
Total segment gross operating margin (1)	9,356	8,508
Net adjustment for shipper make-up rights	(47)	53
Total gross operating margin (non-GAAP)	$9,309	$8,561

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part II, Item 7.  The following table presents a reconciliation of operating income to total gross operating margin for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2022	2021
Operating income	$6,907	$6,103
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	2,107	2,011
Asset impairment charges in operating costs and expenses	53	233
Net losses attributable to asset sales and related matters in operating costs and expenses	1	5
General and administrative costs	241	209
Total gross operating margin (non-GAAP)	$9,309	$8,561

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

Winter Storms Uri and Viola in 2021

Two major winter storms, Uri and Viola, impacted Texas and the southern U.S. in mid-February 2021 (the “February 2021 winter storms”).  The storms had a major impact on the electric power grid in Texas, which resulted in widespread power outages.  Voluntarily and in accordance with our agreements with the Electric Reliability Council of Texas, Inc. (“ERCOT”), we temporarily shut down our non-essential plants and other operations in Texas to support residential power consumption. Those Texas assets that remained operational (e.g., our natural gas processing plants, storage facilities and Texas Intrastate System) were impacted by rolling blackouts.  During and following the storms, many of our customers also experienced downtime due to freeze-related damage and repairs that impacted our volumes.  The economic impacts of these disruptions, higher power and natural gas costs, as well as losses on natural gas hedges and lower volumes, were mitigated by sales of natural gas to electricity generators, natural gas utilities and industrial customers to assist them in meeting their requirements.

Estimated Impact of Hurricane Ida on Results for 2021

In late August 2021, southern Louisiana and Mississippi, including its critical energy infrastructure, were impacted by the cumulative effects of Hurricane Ida.  Impacts on the energy industry included, but were not limited to, severe flooding and limited access to facilities, disruptions to offshore production in the Gulf of Mexico, and reduced energy demand from area refineries and petrochemical facilities.  Our plant, pipeline and storage assets in southern Louisiana and Mississippi did not experience significant property damage, and all assets have since returned to normal operations.  Our volumes impacted by third-party facility disruptions also returned to normal levels as repairs were completed and production was fully restored.

We estimate that Hurricane Ida reduced our gross operating margin for the third and fourth quarters of 2021 by approximately $34 million, almost all of which was related to our Louisiana and Mississippi processing, transportation and fractionation assets and related marketing activities, which are a component of our NGL Pipelines & Services segment.  Of this amount, approximately $29 million represents the combined net impact of lower than anticipated volumes and lost business opportunities.  The remaining $5 million represents expenses, net of property damage insurance reimbursements, which we incurred during the year in connection with hurricane-related repair and recovery costs.

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2022	2021
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$1,946	$1,135
NGL pipelines, storage and terminals	2,362	2,324
NGL fractionation	834	857
Total	$5,142	$4,316

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,703	3,412
NGL marine terminal volumes (MBPD)	723	658
NGL fractionation volumes (MBPD)	1,339	1,253
Equity NGL-equivalent production volumes (MBPD) (1)	182	167
Fee-based natural gas processing volumes (MMcf/d) (2, 3)	5,182	4,057

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

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the year ended December 31, 2022 increased $811 million when compared to the year ended December 31, 2021.

Our Midland Basin natural gas processing facilities, which represent the natural gas processing facilities we acquired in February 2022 as part of our acquisition of Navitas Midstream, generated gross operating margin of $385 million.  Fee-based natural gas processing volumes and equity NGL-equivalent production volumes at these facilities were 940 MMcf/d and 53 MBPD, respectively, following the acquisition date.  Our Midland Basin natural gas gathering activities are discussed under the Natural Gas Pipelines & Services segment.

Gross operating margin from our Delaware Basin natural gas processing facilities, which represent our legacy Permian Basin processing facilities, increased $182 million year-to-year primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $152 million increase, and a 180 MMcf/d increase in fee-based natural gas processing volumes, which accounted for an additional $29 million increase.  Equity NGL-equivalent production volumes at these facilities decreased 27 MBPD year-to-year.

Gross operating margin from our South Texas natural gas processing facilities increased $86 million year-to-year primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes increased 96 MMcf/d and equity NGL-equivalent production volumes decreased 1 MBPD year-to-year.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) increased a net $86 million year-to-year primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $71 million increase, and higher average processing fees, which accounted for an additional $20 million increase, partially offset by an 8 MBPD combined decrease in equity NGL-equivalent production volumes, which accounted for a $10 million decrease.  On a combined basis, fee-based natural gas processing volumes decreased 47 MMcf/d year-to-year.

Gross operating margin from our NGL marketing activities increased a net $71 million year-to-year primarily due to higher average sales margins, which accounted for a $135 million increase, and an increase in sales volumes, which accounted for an additional $29 million increase, partially offset by lower non-cash, mark-to-market earnings, which accounted for a $98 million decrease.  The year-to-year increase in gross operating margin can be primarily attributed to results from marketing strategies that seek to optimize our storage, plant and transportation assets.

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets for the year ended December 31, 2022 increased $38 million when compared to the year ended December 31, 2021.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $106 million year-to-year primarily due to a 21 MBPD increase in transportation volumes on the ATEX Pipeline, which accounted for a $60 million increase, and higher deficiency fees, which accounted for an additional $39 million increase.

Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $53 million year-to-year primarily due to higher average loading fees, which accounted for a $44 million increase, and an 11 MBPD increase in export volumes, which accounted for an additional $11 million increase.

Gross operating margin from our Chambers County storage complex increased $14 million year-to-year primarily due to higher storage revenues.

Gross operating margin from our Dixie Pipeline and related terminals increased a combined $12 million year-to-year primarily due to a 17 MBPD increase in transportation volumes.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines decreased a net $79 million year-to-year primarily due to lower deficiency fees as a result of certain contracts associated with the Rocky Mountain segment of our Mid-America Pipeline System reaching their termination date in September 2021, which accounted for a $71 million decrease, lower average transportation fees, which accounted for a $58 million decrease, and higher utility and other operating costs, which accounted for an additional $31 million decrease, partially offset by a 120 MBPD (net to our interest) increase in transportation volumes, which accounted for an $88 million increase.

Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) decreased a net $67 million year-to-year primarily due to lower average loading fees, which accounted for an $84 million decrease, and higher utility and other operating costs, which accounted for an additional $9 million decrease, partially offset by a 54 MBPD increase in LPG export volumes, which accounted for a $25 million increase.

NGL fractionation
Gross operating margin from NGL fractionation during the year ended December 31, 2022 decreased $23 million when compared to the year ended December 31, 2021.

Gross operating margin from our Chambers County NGL fractionation complex decreased a net $95 million year-to-year primarily due to $63 million in margins earned on the optimization of our power supply arrangements and $40 million of payments received in connection with our participation in the Texas Load Resources Demand Response Program (“LaaR”) during the second quarter of 2021 in connection with the February 2021 winter storms.

Gross operating margin from our Chambers County NGL fractionation complex was further impacted by higher utility and other operating costs, which accounted for an additional $50 million decrease, partially offset by a 53 MBPD (net to our interest) increase in fractionation volumes, which accounted for a $54 million increase, and higher average fractionation fees, which accounted for an additional $10 million increase.

Gross operating margin from our Norco NGL fractionator increased $24 million year-to-year primarily due to a 12 MBPD increase in fractionation volumes, which accounted for a $10 million increase, higher average fractionation fees, which accounted for an $8 million increase, and higher ancillary service revenues, which accounted for an additional $6 million increase.

Gross operating margin from our natural gasoline hydrotreater at our Chambers County complex, which was placed into service in October 2021, increased $22 million year-to-year.

Gross operating margin from our Hobbs NGL fractionator increased $17 million year-to-year primarily due to higher ancillary service revenues.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2022	2021
Segment gross operating margin:
Midland-to-ECHO System and related business activities	$413	$407
Other crude oil pipelines, terminals and related marketing results	1,242	1,273
Total	$1,655	$1,680

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,222	2,088
Crude oil marine terminal volumes (MBPD)	788	645

Gross operating margin from our Crude Oil Pipelines & Services segment for the year ended December 31, 2022 decreased $25 million when compared to the year ended December 31, 2021.

Gross operating margin from our EFS Midstream System decreased a net $108 million year-to-year primarily due to lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term gathering agreements, which accounted for a $133 million decrease, partially offset by higher average transportation fees, which accounted for an $8 million increase.  Our EFS Midstream System will continue to transport volumes produced on dedicated acreage through the remaining term of these agreements, most of which have a life-of-lease duration.

Gross operating margin from our equity investment in the Seaway Pipeline decreased $70 million year-to-year primarily due to lower average transportation fees, which accounted for a $39 million decrease, a $16 million decrease due to LaaR payments from power service providers in connection with the February 2021 winter storms, and higher utility and other operating costs, which accounted for an additional $7 million decrease.  Transportation volumes on our Seaway Pipeline increased 40 MBPD year-to-year (net to our interest).

Gross operating margin from crude oil activities at EHT decreased $20 million year-to-year primarily due to lower storage and other revenues, which accounted for a $12 million decrease, and higher operating costs, which accounted for an additional $5 million decrease.  Crude oil terminal volumes at EHT increased 162 MBPD year-to-year.

Gross operating margin from our West Texas Pipeline System increased a net $87 million year-to-year primarily due to higher ancillary service and other revenues, which accounted for a $86 million increase, and a 47 MBPD increase in transportation volumes, which accounted for an additional $14 million increase, partially offset by lower average transportation fees, which accounted for a $9 million decrease.

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) increased $43 million year-to-year primarily due to higher average sales margins, which accounted for a $50 million increase, lower operating costs, which accounted for a $12 million increase, and higher earnings from trucking activities, which accounted for an additional $10 million increase, partially offset by lower non-cash, mark-to-market earnings, which accounted for a $29 million decrease.

Gross operating margin from our Midland terminal increased $29 million year-to-year primarily due to higher ancillary service and other revenues.

Gross operating margin from our South Texas Crude Oil Pipeline System increased a net $8 million year-to-year primarily due to higher ancillary service and other revenues, which accounted for a $60 million increase, partially offset by lower average transportation fees, which accounted for a $24 million decrease, and lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term agreements, which accounted for an additional $23 million decrease.

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $6 million year-to-year primarily due to a 51 MBPD (net to our interest) increase in transportation volumes, which accounted for a $33 million increase, higher other revenues, which accounted for an additional $17 million increase, partially offset by lower average sales margins, which accounted for a $40 million decrease.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2022	2021
Segment gross operating margin	$1,042	$1,155

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	17,107	14,249

Gross operating margin from our Natural Gas Pipelines & Services segment for the year ended December 31, 2022 decreased $113 million when compared to the year ended December 31, 2021.

Gross operating margin from our natural gas marketing activities decreased $272 million year-to-year primarily due to lower average sales margins. As noted previously, the year ended December 31, 2021 reflects increased natural gas sales as a result of our efforts to meet the needs of electricity generators, natural gas utilities and industrial customers during the February 2021 winter storms.

Gross operating margin from our Delaware Basin Gathering System, which represents our legacy Permian Basin gathering system, decreased $49 million year-to-year primarily due to lower condensate sales.  Natural gas gathering volumes on our Delaware Basin Gathering System increased 213 BBtus/d year-to-year.

Gross operating margin from our Texas Intrastate System increased $87 million year-to-year primarily due to higher average transportation fees, which accounted for a $61 million increase, and higher ancillary and other revenues, which accounted for an additional $31 million increase.  Transportation volumes on our Texas Intrastate System increased 449 BBtus/d year-to-year.

Our Midland Basin Gathering System, which represents the natural gas gathering system we acquired in February 2022 as part of our acquisition of Navitas Midstream, generated gross operating margin of $52 million on gathering volumes of 1,273 BBtus/d following the acquisition date.  Our Midland Basin natural gas processing activities are discussed under the NGL Pipelines & Services segment.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System and San Juan Gathering System in the Rocky Mountains increased a net $50 million year-to-year primarily due to higher average gathering fees, which accounted for a $48 million increase, and higher condensate sales, which accounted for an additional $15 million increase, partially offset by a 169 BBtus/d combined decrease in gathering volumes, which accounted for a $10 million decrease.

Gross operating margin from our Acadian Gas System and Haynesville Gathering System increased a combined $20 million year-to-year primarily due to an 885 BBtus/d combined increase in transportation volumes.  The year-to-year increase in transportation volumes is primarily due to the Gillis Lateral pipeline, which was placed into service in December 2021.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2022	2021
Segment gross operating margin:
Propylene production and related activities	$564	$798
Butane isomerization and related operations	114	75
Octane enhancement and related plant operations	394	107
Refined products pipelines and related activities	277	290
Ethylene exports and related activities	123	73
Marine transportation and other services	45	14
Total	$1,517	$1,357

Selected volumetric data:
Propylene production volumes (MBPD)	101	99
Butane isomerization volumes (MBPD)	108	85
Standalone DIB processing volumes (MBPD)	159	154
Octane enhancement and related plant sales volumes (MBPD) (1)	39	33
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	747	890
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	202	234

(1)	Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Chambers County complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Gross operating margin from propylene production and related activities for the year ended December 31, 2022 decreased $234 million when compared to the year ended December 31, 2021.  Gross operating margin from our Chambers County propylene production facilities decreased a combined net $218 million year-to-year primarily due to lower average propylene sales margins, which accounted for a $150 million decrease, lower average processing fees, which accounted for a $90 million decrease, and higher utility, amortization expense from major maintenance activities accounted for under the deferral method and other operating costs, which accounted for an additional $67 million decrease, partially offset by an increase in propylene sales volumes, which accounted for a $70 million increase, and higher by-product sales and other revenues, which accounted for an additional $19 million increase.  Propylene and associated by-product production volumes at these facilities increased a combined 3 MBPD year-to-year (net to our interest).

Butane isomerization and related operations
Gross operating margin from butane isomerization and related operations increased $39 million year-to-year primarily due to an increase in isomerization volumes, which accounted for a $22 million increase, and higher average isomerization fees, which accounted for an additional $15 million increase.

Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations increased a net $287 million year-to-year primarily due to higher average sales margins, which accounted for a $180 million increase, and an increase in sales volumes, which accounted for an additional $151 million increase, partially offset by higher utility costs, amortization expense from major maintenance activities accounted for under the deferral method and other operating costs, which accounted for a $41 million decrease.  The year-to-year increase in sales volumes at these facilities is primarily due to planned major maintenance activities during 2021, which were completed in the last week of January 2021 for our HPIB plant and the beginning of May 2021 for our octane enhancement plant.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities for the year ended December 31, 2022 decreased $13 million when compared to the year ended December 31, 2021.

Gross operating margin from our TE Products Pipeline System decreased a net $18 million year-to-year primarily due to higher operating costs, which accounted for a $29 million decrease, partially offset by higher ancillary service revenues, which accounted for a $15 million increase.  Overall, transportation volumes on our TE Products Pipeline System decreased a net 183 MBPD year-to-year.

Gross operating margin at our refined products terminal in Beaumont, Texas decreased $12 million year-to-year primarily due to lower storage revenues.  Refined product terminal volumes at Beaumont decreased 25 MBPD year-to-year.

Gross operating margin from our refined products marketing activities increased $15 million year-to-year primarily due to higher non-cash, mark-to-market earnings.

Ethylene exports and related activities
Gross operating margin from ethylene exports and related activities for the year ended December 31, 2022 increased $50 million when compared to the year ended December 31, 2021.

Gross operating margin from our ethylene export terminal increased $30 million year-to-year primarily due to a 9 MBPD (net to our interest) increase in export volumes.

Gross operating margin from our other ethylene activities increased $20 million year-to-year primarily due to a 26 MBPD increase in transportation volumes, which accounted for a $13 million increase, and higher storage revenues, which accounted for an additional $8 million increase.

Marine transportation and other services
Gross operating margin from marine transportation and other services increased $31 million year-to-year primarily due to higher average fees and fleet utilization rates.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this annual report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At December 31, 2022, we had $4.1 billion of consolidated liquidity. This amount was comprised of $4.0 billion of available borrowing capacity under EPO’s revolving credit facilities, which is the net of $4.5 billion of total borrowing capacity under EPO’s revolving credit facilities and $495 million outstanding under EPO’s commercial paper program, and $76 million of unrestricted cash on hand.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement (the “2021 Shelf”) on file with the SEC that allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the years indicated (dollars in millions).

	For the Year Ended December 31,
	2022	2021
Net cash flows provided by operating activities	$8,039	$8,513
Cash used in investing activities	4,954	2,135
Cash used in financing activities	5,844	4,571

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

The following information highlights significant year-to-year fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the year ended December 31, 2022 decreased a net $474 million when compared to the year ended December 31, 2021 primarily due to:

•
a $1.4 billion year-to-year decrease from changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments; partially offset by

•
a $1.0 billion year-to-year increase resulting from higher partnership earnings (determined by adjusting our $860 million year-to-year increase in net income for changes in the non-cash items identified on our Statements of Consolidated Cash Flows).

For information regarding significant year-to-year changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part II, Item 7.

Investing activities
Cash used in investing activities for the year ended December 31, 2022 increased a net $2.8 billion when compared to the year ended December 31, 2021 primarily due to:

•	a net $3.2 billion cash outflow in February 2022 in connection with the acquisition of Navitas Midstream; partially offset by

•	a $259 million year-to-year decrease in investments for property, plant and equipment (see “Capital Investments” within this Part II, Item 7 for additional information).

Financing activities
Cash used in financing activities for the year ended December 31, 2022 increased $1.3 billion when compared to the year ended December 31, 2021 primarily due to:

•
a net cash outflow of $1.3 billion related to debt transactions that occurred during the year ended December 31, 2022 compared to a net cash outflow of $273 million related to debt transactions that occurred during the year ended December 31, 2021.  In 2022 we repaid $1.75 billion aggregate principal amount of senior and junior subordinated notes, partially offset by net issuances of $495 million under EPO’s commercial paper program.  In 2021, we repaid $1.33 billion aggregate principal amount of senior notes, partially offset by the issuance of $1.0 billion principal amount of senior notes; and

•	a $165 million year-to-year increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit.

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

The following table summarizes our calculation of DCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2022		2021
Net income attributable to common unitholders (GAAP) (1)	$5,487		$4,634
Adjustments to net income attributable to common unitholders to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	2,245		2,140
Cash distributions received from unconsolidated affiliates (2)	544		590
Equity in income of unconsolidated affiliates	(464)		(583)
Asset impairment charges	53		233
Change in fair market value of derivative instruments	78		(27)
Deferred income tax expense	60		40
Sustaining capital expenditures (3)	(372)		(430)
Other, net (4)	(2)		(128)
Operational DCF (5)	$7,629		$6,469
Proceeds from asset sales and other matters	122		64
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–		75
DCF (non-GAAP)	$7,751		$6,608

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$4,181		$3,992

Cash distribution per common unit declared by Enterprise GP with respect to period (6)	$1.9050		$1.8150

Total DCF retained by the Partnership with respect to period (7)	$3,570		$2,616

Distribution coverage ratio (8)	1.85	x	1.66	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part II, Item 7.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)	The year ended December 31, 2021 includes $100 million of trade accounts receivable that we do not expect to collect in the normal billing cycle.
(5)	Represents DCF before proceeds from asset sales and the monetization of interest rate derivative instruments accounted for as cash flow hedges.
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

(8)	Distribution coverage ratio is determined by dividing DCF by total cash distributions paid to common unitholders and in connection with distribution equivalent rights with respect to the period.

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2022	2021
Net cash flows provided by operating activities (GAAP)	$8,039	$8,513
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	54	(1,366)
Sustaining capital expenditures	(372)	(430)
Distributions received from unconsolidated affiliates attributable to the return of capital	98	46
Proceeds from asset sales and other matters	122	64
Net income attributable to noncontrolling interests	(125)	(117)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–	75
Other, net	(65)	(177)
DCF (non-GAAP)	$7,751	$6,608

Capital Investments

We have approximately $5.8 billion of growth capital projects scheduled to be completed by the end of 2025 including the following projects (including their respective scheduled completion dates):

•	natural gas gathering expansion projects in the Delaware and Midland Basins (2023);

•	our PDH 2 facility (second quarter of 2023);

•	a 400 MMcf/d expansion of our Acadian Gas System (second quarter of 2023);

•	our Poseidon natural gas processing plant in the Midland Basin (third quarter of 2023);

•	a twelfth NGL fractionator (“Frac XII”) in Chambers County, Texas (third quarter of 2023);

•	our Mentone II natural gas processing plant in the Delaware Basin (fourth quarter of 2023);

•
our Texas Western Products System, created by repurposing a portion of our Mid-America Pipeline System’s Rocky Mountain segment and adding westbound service to our Chaparral Pipeline business to transport refined products from the U.S. Gulf Coast to markets in West Texas, New Mexico, Colorado and Utah (fourth quarter of 2023);

•	our Mentone III natural gas processing plant in the Delaware Basin (first quarter of 2024);

•	our Leonidas natural gas processing plant in the Midland Basin (first quarter of 2024);

•	the expansion of our Shin Oak NGL Pipeline (first half of 2025);

•	an Ethane Export Terminal located in Orange County, Texas (2025); and

•	an expansion of our Morgan’s Point terminal to increase ethylene export capacity (2024 and 2025).

In February 2022, we acquired Navitas Midstream from an affiliate of Warburg Pincus LLC for $3.2 billion in net cash consideration, which was funded using proceeds from the issuance of short-term notes under EPO’s commercial paper program and cash on hand.  Shortly after closing on this transaction, we completed construction of the Leiker Plant and placed it into service in March 2022.

Based on information currently available, we expect our total capital investments for 2023, net of contributions from noncontrolling interests, to approximate $2.7 billion to $2.9 billion, which reflects growth capital investments of $2.3 billion to $2.5 billion and sustaining capital expenditures of $400 million.  These amounts do not include capital investments associated with SPOT, our proposed deep-water offshore crude oil terminal, which remains subject to state and federal permitting, mitigation and related requirements.  We received a favorable ROD from the Department of Transportation’s Maritime Administration for SPOT during the fourth quarter of 2022 and expect to satisfy the remaining conditions to obtain the deep-water port license in 2023; however, we can give no assurance as to when or whether the project will ultimately be authorized to begin construction or operation.

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

The following table summarizes our capital investments for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2022	2021
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$1,606	$1,807
Sustaining capital projects (3)	358	416
Total	$1,964	$2,223

Cash used for business combinations, net (4)	$3,204	$–

Investments in unconsolidated affiliates	$1	$2

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

(4)	Amount for the year ended December 31, 2022 represents net cash used for the acquisition of Navitas Midstream, which closed on February 17, 2022.

Comparison of Year Ended December 31, 2022 with Year Ended December 31, 2021

In total, investments in growth capital projects decreased a net $201 million year-to-year primarily due to the following:

•
lower investments at our Chambers County complex (e.g., completion of our natural gasoline hydrotreater in October 2021 and a year-to-year decrease in spending on our PDH 2 facility, partially offset by a year-to-year increase in spending on Frac XII), which accounted for a net $195 million decrease;

•	completion of our Gillis Lateral natural gas pipeline in December 2021, which accounted for a $186 million decrease;

•	completion of pipeline projects connecting our Chambers County complex with Gulf Coast assets, which accounted for a $138 million decrease;

•
lower investments in projects attributable to our ethylene business (e.g., completion of our Baymark ethylene pipeline in November 2021), which accounted for a $99 million decrease; partially offset by

•
higher investments in natural gas processing and gathering projects in the Permian Basin (e.g., construction of four natural gas processing plants and related gathering systems), which accounted for a $289 million increase; and

•
the purchase of approximately 580 miles of pipelines and related assets for $160 million during the fourth quarter of 2022.  The purchase of these assets allow us to optimize and expand our NGL and petrochemical systems on the Gulf Coast.

Investments attributable to sustaining capital projects decreased $58 million year-to-year primarily due to lower major maintenance activities performed at certain of our reaction-based plants (PDH 1, octane enhancement and HPIB facilities) and fluctuations in timing and costs of pipeline integrity and similar projects.

Consolidated Debt

At December 31, 2022, the average maturity of EPO’s consolidated debt obligations was approximately 20.0 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations and associated estimated cash payments for interest at December 31, 2022 for the years indicated (dollars in millions):

	Total	2023	2024	2025	2026	2027	Thereafter
Principal amount of debt obligations	$28,566	$1,745	$850	$1,150	$875	$575	$23,371
Estimated cash payments for interest (1)	27,324	1,239	1,200	1,158	1,124	1,100	21,503
(1)
Estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2022, the contractually scheduled maturities of such balances, and the applicable interest rates. Our estimated cash payments for interest are influenced by the long-term maturities of our $2.3 billion in junior subordinated notes (due June 2067 through February 2078).  The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2022, as applicable, for each note through the respective maturity date.

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

In September 2022, EPO entered into a new $1.5 billion 364-Day Revolving Credit Agreement (the “September 2022 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its September 2021 364-Day Revolving Credit Agreement.  The September 2022 $1.5 Billion 364-Day Revolving Credit Agreement matures in September 2023.  EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement.  As of December 31, 2022, there are no principal amounts outstanding under this new revolving credit agreement.

In January 2023, EPO issued $1.75 billion aggregate principal amount of senior notes comprised of (i) $750 million principal amount of senior notes due January 2026 (“Senior Notes FFF”) and (ii) $1.0 billion principal amount of senior notes due January 2033 (“Senior Notes GGG”).  Senior Notes FFF were issued at 99.893% of their principal amount and have a fixed-rate interest rate of 5.05% per year.  Senior Notes GGG were issued at 99.803% of their principal amount and have a fixed-rate interest rate of 5.35% per year.  Net proceeds from this offering will be used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all or a portion of our $1.25 billion principal amount of 3.35% Senior Notes HH at their maturity in March 2023 and amounts outstanding under our commercial paper program).

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Credit Ratings

As of February 28, 2023, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Product Purchase Commitments

The following table presents our unconditional product purchase commitments at December 31, 2022 for the years indicated (dollars in millions):

	Total	2023	2024	2025	2026	2027	Thereafter
Product purchase commitments	$17,644	$3,401	$3,338	$2,960	$2,318	$2,205	$3,422

We have long-term product purchase commitments for natural gas, NGLs, crude oil, and petrochemicals and refined products with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table presents our estimated future payment obligations under these contracts based on the contractual price in each agreement at December 31, 2022 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

For additional information regarding our product purchase commitments, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Enterprise Declares Cash Distribution for Fourth Quarter of 2022

On January 5, 2023, we announced that the Board declared a quarterly cash distribution of $0.49 per common unit, or $1.96 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the fourth quarter of 2022.  The quarterly distribution was paid on February 14, 2023 to unitholders of record as of the close of business on January 31, 2023.  The total amount paid was $1.07 billion, which includes $9 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  Management will evaluate any future increases in cash distributions on a quarterly basis.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors. The 2019 Buyback Program authorizes the Partnership to repurchase its common units from time to time, including through open market purchases and negotiated transactions.  The timing and pace of buy backs under the program will be determined by a number of factors including (i) our financial performance and flexibility, (ii) organic growth and acquisition opportunities with higher potential returns on investment, (iii) the market price of the Partnership’s common units and implied cash flow yield and (iv) maintaining targeted financial leverage, which is currently a debt-to-normalized adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) ratio in the range of 2.75 to 3.25 times. No time limit has been set for completion of the 2019 Buyback Program, and it may be suspended or discontinued at any time.

The Partnership repurchased an aggregate 10,166,923 common units under the 2019 Buyback Program through open market purchases during the year ended December 31, 2022.  The total cost of these repurchases, including commissions and fees, was $250 million.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  As of December 31, 2022, the remaining available capacity under the 2019 Buyback Program was $1.3 billion.

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

Valuation of Assets and Liabilities Acquired in a Business Combination

For acquisitions accounted for as business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the acquired identifiable assets and liabilities, if any, is recorded as goodwill.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities.  Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of certain acquired assets and widely accepted valuation techniques, including discounted cash flows.  Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable.  When appropriate, we engage third-party valuation specialists to assist in the fair value determination of acquired tangible and intangible assets.  The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

In February 2022, we acquired all of the member interests in Navitas Midstream Partners, LLC for $3.2 billion in net cash consideration.  For information regarding this business combination, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

At December 31, 2022 and 2021, the net carrying value of our property, plant and equipment was $44.4 billion and $42.1 billion, respectively.  We recorded $1.8 billion and $1.7 billion of depreciation expense during the years ended December 31, 2022 and 2021, respectively.  For information regarding our property, plant and equipment, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted estimated cash flows expected to result from the use and eventual disposition of the asset.  Estimates of undiscounted cash flows are based on a number of assumptions including anticipated operating margins and volumes; estimated useful life of the asset or asset group; and estimated residual values.  If the carrying value of a long-lived asset is not recoverable, an impairment charge would be recorded for the excess of the asset’s carrying value over its estimated fair value, which is derived from an analysis of the asset’s estimated future discounted cash flows, the market value of similar assets and replacement cost of the asset less any applicable depreciation or amortization.  In addition, fair value estimates also include the usage of probabilities when there is a range of possible outcomes.

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

In 2022 and 2021, we recognized non-cash asset impairment charges attributable to assets other than goodwill totaling $53 million and $233 million, respectively, which are a component of operating costs and expenses. For information regarding impairment charges involving property, plant and equipment see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.  We did not recognize any impairment charges in connection with our equity-method investments during the years ended December 31, 2022 and December 31, 2021.

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

At December 31, 2022 and 2021, the carrying value of our customer relationship and contract-based intangible asset portfolio was $4.0 billion and $3.2 billion, respectively.  We recorded $177 million and $151 million of amortization expense attributable to intangible assets during the years ended December 31, 2022 and 2021, respectively.  For information regarding our intangible assets, see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Methods We Employ to Measure the Fair Value of Goodwill and Related Assets

Our goodwill balance was $5.6 billion and $5.4 billion at December 31, 2022 and 2021, respectively.  Goodwill, which represents the cost of an acquired business in excess of the fair value of its net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable.  Goodwill impairment charges represent the amount by which a reporting unit’s carrying value (including its respective goodwill) exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.

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

We did not record any goodwill impairment charges during the year ended December 31, 2022.  Based on our most recent goodwill impairment test at December 31, 2022, the estimated fair value of each of our reporting units was substantially in excess of its carrying value (i.e., by at least 10%).

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At December 31, 2022, the total amount of Guaranteed Debt was $29.0 billion, which was comprised of $25.8 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes, $495 million of short-term commercial paper notes and $426 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $47.5 billion at December 31, 2022.  The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the year ended December 31, 2022 was $5.9 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries. We continue to believe that the consolidated financial statements of the Partnership presented under Item 8 of this annual report provide a more appropriate view of our credit standing. Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at December 31, 2022 (dollars in millions):

Selected asset information:
Current receivables from Non-Obligor Subsidiaries	$1,012
Other current assets	4,949
Long-term receivables from Non-Obligor Subsidiaries	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $47.5 billion	9,130

Selected liability information:
Current portion of Guaranteed Debt, including interest of $426 million	$2,171
Current payables to Non-Obligor Subsidiaries	1,899
Other current liabilities	4,121
Noncurrent portion of Guaranteed Debt, principal only	26,807
Noncurrent payables to Non-Obligor Subsidiaries	38
Other noncurrent liabilities	98

Mezzanine equity of Obligor Group:
Preferred units	$49

The following table presents summarized income statement information for the combined Obligor Group for the year ended December 31, 2022 (dollars in millions):

Revenues from Non-Obligor Subsidiaries	$14,145
Revenues from other sources	27,312
Operating income of Obligor Group	836
Net loss of Obligor Group, excluding equity in earnings of Non-Obligor Subsidiaries of $5.9 billion	(450)

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

We assess the risk associated with each of our derivative instrument portfolios using a sensitivity analysis model.  This approach measures the change in fair value of the derivative instrument portfolio based on a hypothetical 10% change in the underlying interest rates or quoted market prices on a particular day.  In addition to these variables, the fair value of each portfolio is influenced by changes in the notional amounts of the instruments outstanding.  The sensitivity analysis approach does not reflect the impact that the same hypothetical price movement would have on the hedged exposures to which they relate.  Therefore, the impact on the fair value of a derivative instrument resulting from a change in interest rates or quoted market prices (as applicable) would normally be offset by a corresponding gain or loss on the hedged debt instrument, inventory value or forecasted transaction assuming:

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

At December 31, 2022, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	December 31, 2022	January 31, 2023
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$9	$90	$24
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	9	97	26
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	9	83	22

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	December 31, 2022	January 31, 2023
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$84	$18	$(79)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	77	(29)	(125)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	91	64	(32)

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	December 31, 2022	January 31, 2023
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(55)	$53	$41
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(120)	24	18
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	11	81	63

Interest Rate Hedging Activities

We may utilize interest rate swaps, forward-starting swaps, options to enter into forward-starting swaps (“swaptions”), treasury locks and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain consolidated debt agreements.  This strategy may be used in controlling our overall cost of capital associated with such borrowings.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 302 and 906 Certifications

The required certifications of Messrs. Teague and Fowler under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this annual report (see Exhibits 31 and 32 under Part IV, Item 15 of this annual report).

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2022

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

Our management assessed the effectiveness of Enterprise Products Partners L.P.’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  This assessment included a review of the design and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets.  Based on our assessment, we believe that, as of December 31, 2022, Enterprise Products Partners L.P.’s internal control over financial reporting is effective based on those criteria.

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

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on February 28, 2023.

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

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2022.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2023

ITEM 9B.  OTHER INFORMATION.

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND PARTNERSHIP GOVERNANCE.

Partnership Management

The following individuals currently serve as members of the Board of Directors (the “Board”) of Enterprise GP:  Richard H. Bachmann, Carin M. Barth, Murray E. Brasseux, Rebecca G. Followill, W. Randall Fowler, James T. Hackett, William C. Montgomery, John R. Rutherford, A. James Teague, Harry P. Weitzel and Randa Duncan Williams. Ms. Duncan Williams serves as the non-executive Chairman of the Board, and Mr. Bachmann serves as the non-executive Vice Chairman of the Board.

Edwin C. Smith and Richard S. Snell serve as advisory directors for Enterprise GP, and O.S. Andras serves as an honorary director.  Service as an advisory or honorary director does not confer any of the rights, obligations, liabilities or responsibilities of a director of Enterprise GP (including any power or authority to vote on any matters as a director).

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management, administrative or operating functions.  Pursuant to the administrative services agreement (“ASA”) with EPCO, these roles are performed by employees of EPCO, which are under the direction of the Board and executive officers of Enterprise GP.  The executive officers of Enterprise GP are elected for one-year terms and may be removed, with or without cause, only by the Board.  Our limited partners do not elect the officers or directors of Enterprise GP.  The DD LLC Trustees, through their control of Enterprise GP, have the ability to elect, remove and replace at any time, the officers and directors of Enterprise GP.  Each member of the Board of Enterprise GP serves until such member’s death, resignation or removal.  The employees of EPCO who served as directors of Enterprise GP during 2022 were Ms. Duncan Williams and Messrs. Bachmann, Fowler, Teague and Weitzel.

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

Directors and Executive Officers of Enterprise GP

The following table sets forth the name, age and position of each of the directors, excluding advisory or honorary directors, and executive officers of Enterprise GP at February 28, 2023.  Each executive officer holds the same respective office shown below in the managing member of EPO.

Name	Age	Position with Enterprise GP
Randa Duncan Williams (1,6)	61	Director and Chairman of the Board
Richard H. Bachmann (1,6)	70	Director and Vice Chairman of the Board
A. James Teague (1,6,7,8)	77	Director and Co-CEO
W. Randall Fowler (1,6,7,8)	66	Director, Co-CEO and CFO
Carin M. Barth (2,6)	60	Director
Murray E. Brasseux (4, 6)	74	Director
Rebecca G. Followill (4)	64	Director
James T. Hackett (2,3,6)	69	Director
William C. Montgomery (4,5)	61	Director
John R. Rutherford (2)	62	Director
Harry P. Weitzel (6,8)	58	Director and Executive Vice President, General Counsel and Secretary
Graham W. Bacon (8)	59	Executive Vice President and Chief Operating Officer
R. Daniel Boss (8)	47	Executive Vice President – Accounting, Risk Control and Information Technology
Christian M. Nelly (8)	47	Executive Vice President – Finance and Sustainability and Treasurer
Brent B. Secrest (8)	50	Executive Vice President and Chief Commercial Officer

(1)	Member of Office of the Chairman
(2)	Member of the Governance Committee
(3)	Chairman of the Governance Committee
(4)	Member of the Audit and Conflicts Committee
(5)	Chairman of the Audit and Conflicts Committee
(6)	Member of the Capital Projects Committee
(7)	Co-Chairman of the Capital Projects Committee
(8)	Executive officer

The following information presents a brief description of the business experience of our directors and executive officers:

Randa Duncan Williams

Ms. Duncan Williams was elected Chairman of the Board of Enterprise GP in February 2013 and a director of Enterprise GP in November 2010.  She was elected Chairman of EPCO in May 2010, having previously served as Group Co-Chairman since 1994.  Ms. Duncan Williams has served as a member of Enterprise GP’s Capital Projects Committee since November 2016.

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

Mr. Fowler, a Certified Public Accountant (inactive), joined us as Director of Investor Relations in January 1999.  He also serves as Chairman of the Board of the Energy Infrastructure Council (formerly the Master Limited Partnership Association).  He also serves on the Advisory Board for the College of Business at Louisiana Tech University and on the Advisory Board of Gear Up for Game Wardens under the Texas Parks and Wildlife Foundation.

Carin M. Barth

Ms. Barth was elected a director of Enterprise GP in October 2015.   She has served as a member of its Governance Committee since October 2015 and its Capital Projects Committee since November 2016.

Ms. Barth is co-founder and President of LB Capital Inc., a private equity investment firm established in 1988.  She currently serves on the following boards of directors: Black Stone Minerals, L.P., where she is Chair of the Audit Committee, Group 1 Automotive, Inc., where she is Chair of the Audit Committee. Additionally, she is Chairman of The Welch Foundation and a board member of the Ronald McDonald House of Houston.

Ms. Barth previously served on the Housing Commission at the Bi-Partisan Policy Center in Washington, DC from 2011 to 2014, and was a Commissioner of the Texas Department of Public Safety from 2008 to 2014.  She also served as a board member of the following: BBVA USA Bancshares, Inc. from 2020 to May 2021; Halcon Resources Corporation from April 2019 to October 2019; Bill Barrett Corporation from June 2012 to May 2016; Western Refining Inc., where she was Chair of the Audit Committee from March 2006 to January 2016; Methodist Hospital Research Institute from 2007 to 2012; Encore Bancshares, Inc. from 2009 to 2012; Amegy Bancorporation, Inc. from 2006 to 2009; the Texas Public Finance Authority from 2006 to 2008; and the Texas Tech University System Board of Regents from 1999 to 2005.  She was appointed by President George W. Bush to serve as CFO of the U.S. Department of Housing and Urban Development from 2004 to 2005.

Murray E. Brasseux

Mr. Brasseux was elected a director of Enterprise GP in January 2019 and is a member of its Audit and Conflicts Committee and its Capital Projects Committee.

Mr. Brasseux is also a member of the board of directors of Adams Resources & Energy, Inc., a publicly-traded company primarily engaged in the business of crude oil marketing and tank truck transportation of liquid and dry bulk chemicals.  Mr. Brasseux retired from Compass Bank in December 2014 after 20 years of service, having most recently served as Managing Director of Oil & Gas Finance.  Mr. Brasseux also served as a consultant to Compass Bank from January 2015 to June 2015 and as a consultant to Loughlin Management Partners (a restructuring and advisory firm) from June 2015 to December 2017.  Mr. Brasseux also serves on the boards of Worldwide Power Products Company, LLC (a private company in the industrial power business) and the Rare Book School (an affiliate of the University of Virginia).

Rebecca G. Followill

Mrs. Followill was elected a director of Enterprise GP and a member of its Audit and Conflicts Committee in January 2023.

Mrs. Followill is a petroleum engineer with 38 years of energy industry experience, including over 25 years providing analysis and assessing the valuations and competitiveness of public and private companies as a securities analyst.  Mrs. Followill retired from U.S. Capital Advisors in May 2022, most recently serving as a Senior Managing Director.  Prior to joining U.S. Capital Advisors in December 2010, Mrs. Followill served in senior roles at Tudor, Pickering, Holt, & Co. from 2007 to 2010, Howard Weil, Inc. from 2000 to 2007 and Merrill Lynch from 1997 to 2000.  Mrs. Followill began her career as a reservoir engineer for Tenneco Oil Company.  Mrs. Followill serves on the board of the Texas A&M Petroleum Ventures Program.

James T. Hackett

Mr. Hackett was elected a director of Enterprise GP in April 2014.  He has served as a member of its Governance Committee since April 2014, including in the role of committee Chairman since November 2016. In addition, Mr. Hackett has served as a member of Enterprise GP’s Capital Projects Committee since November 2016.

Mr. Hackett served as Executive Chairman of Alta Mesa Resources, Inc. (formerly named Silver Run Acquisition Corporation II) (“Alta Mesa”) until March 2020.  Mr. Hackett previously served as an Advisor and Partner to private energy investing firm Riverstone Holdings LLC.  He served as Executive Chairman and CEO of Anadarko Petroleum Corporation, an independent oil and natural gas exploration and production company, from 2003 to 2013.  Mr. Hackett is a board member of Fluor Corporation, NOV, Inc. and NuScale Power Corp. (including its Audit Committee).  He is a former director of Cameron International and the former Chairman of the Board of the Federal Reserve Bank of Dallas. He is a past Chairman (and now Member) of the National Petroleum Council, a member of the Society of Petroleum Engineers, a member of the Baylor College of Medicine Board of Trustees and a member of the Rice University Board of Trustees.  Mr. Hackett also serves as a faculty member at Rice University and The University of Texas (Austin).

William C. Montgomery

Mr. Montgomery was elected a director of Enterprise GP and appointed a member of its Audit and Conflicts Committee in October 2015.  Mr. Montgomery has served as Chairman of the Audit and Conflicts Committee since January 2020.

Mr. Montgomery has served as a Partner of Quantum Energy Partners since 2011 and is also a member of its Executive and Investment Committees.  He is responsible for originating and overseeing investments in the oil and gas upstream and oilfield service sectors.  Mr. Montgomery previously served on the board of Apache Corporation from July 2011 to May 2022.

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

John R. Rutherford

Mr. Rutherford was elected a director of Enterprise GP in January 2019 and is currently a member of its Governance Committee.  Mr. Rutherford served as a member of the Audit and Conflicts Committee from January 2019 to December 2022.

Mr. Rutherford is a private investor and serves as a part-time Senior Advisor to ECP GP, an energy investment firm focused on investing in the power, clean energy and midstream sectors.   Mr. Rutherford also serves on the board of directors of T.D. Williamson Holdings, LLC, a privately-owned pipeline field services company, and on the Board of Trustees of the Employees Retirement System of Texas.  Mr. Rutherford previously served as Executive Vice President (Strategic Planning, M&A and Business Development) of the general partner of Plains All American Pipeline, L.P. (“Plains”) and as a member of Plains’ executive committee from October 2010 through July 2015. Mr. Rutherford also served as a financial consultant to Plains from July 2015 through September 2018. His career includes over 20 years of investment banking experience as a mergers and acquisitions and strategic advisor to public and private energy companies, investment firms, management teams and boards of directors. Prior to joining Plains, Mr. Rutherford served as Managing Director of the North American Energy Practice of Lazard Freres & Company from 2007 until 2010. Prior to joining Lazard, he was a partner at Simmons & Company for over ten years.

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

Mr. Weitzel has extensive experience as a commercial litigator, having practiced over 30 years in Texas and California.  He has successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters.  Mr. Weitzel has tried cases in state and federal courts, as well as arbitrations under the American Arbitration Association, JAMS and the International Chamber of Commerce.  He has handled appeals in state and federal courts.  Prior to joining us, Mr. Weitzel was a commercial litigation partner with Pepper Hamilton LLP in Irvine, California from October 2009 to December 2014.

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

Five of our directors are current employees of EPCO and officers of Enterprise GP or its affiliates.  Each of these directors has significant experience in our industry as executive officers as well as other qualifications, attributes and skills.  These include:

•	for Ms. Duncan Williams, legal and community involvement with numerous charitable organizations, and active involvement in EPCO’s businesses, including ownership in and management of our businesses;

•	for Mr. Teague, over 50 years of commercial management of midstream assets and marketing and trading activities, both for third parties and for us;

•	for Mr. Fowler, over 23 years of experience with our midstream assets, including finance, accounting and investor relations and, for over 17 years, as a member of our executive management team;

•
for Mr. Bachmann, over 40 years of experience with our midstream assets, including legal, regulatory, contracts and mergers and acquisitions and, for over 23 years, as a member of either EPCO’s or our executive management teams; and

•
for Mr. Weitzel, over 30 years of experience in Texas and California as a commercial litigator, having successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters.

Our six outside voting directors also have significant experience in a variety of capacities, as well as other qualifications, attributes and skills.  These include:

•	for Ms. Barth, executive management experience in various financial and governance roles;

•	for Mr. Brasseux, executive management experience in banking and finance as well as governance roles;

•
for Mrs. Followill, executive management experience in the financial services industry (including in the areas of analysis and assessing the valuations and competitiveness of public and private companies in the energy industry);

•	for Mr. Hackett, executive management of a major oil and gas exploration and production company;

•	for Mr. Montgomery, executive management of both an investment banking firm and a private equity investment firm serving the global energy industry; and

•	for Mr. Rutherford, executive management experience in the midstream energy industry (including in the areas of strategic planning, mergers and acquisitions, investment banking and finance).

As advisory directors, Mr. Smith has experience in banking and investment matters and Mr. Snell has experience involving complex legal and accounting matters.  As an honorary director, Mr. Andras has a long history with us and our operations, including being a former CEO.

Partnership Governance

We are committed to sound principles of governance.  Such principles are critical for us to achieve our performance goals and maintain the trust and confidence of investors, employees, suppliers, business partners and other stakeholders.

A key element of strong governance is having independent members of the Board.  Pursuant to the NYSE listing standards, a director will be considered independent if the Board determines that he or she does not have a material relationship with Enterprise GP or us (either directly or as a partner, unitholder or officer of an organization that has a material relationship with Enterprise GP or us).  Based on the foregoing, the Board has affirmatively determined that Ms. Barth, Mrs. Followill and Messrs. Brasseux, Hackett, Montgomery and Rutherford are independent directors under the NYSE rules.

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

Governance guidelines, together with applicable committee charters, provide the framework for effective governance of our partnership.  The Board has adopted the Governance Guidelines of Enterprise Products Partners (“Governance Guidelines”), which address several matters, including qualifications for directors, responsibilities of directors, limitations on service to other companies, retirement of directors, the composition and responsibilities of Board committees, the conduct and frequency of Board and committee meetings, management succession plans, director access to management and outside advisors, director compensation, director and executive officer equity ownership, director orientation and continuing education, and annual self-evaluation of the Board.  The Board recognizes that effective governance is an on-going process, and thus, it will review the Governance Guidelines annually or more often as deemed necessary.

Audit and Conflicts Committee

The purpose of the Board’s Audit and Conflicts Committee is to address audit and conflicts-related matters.  In accordance with NYSE rules and the Securities Exchange Act of 1934, the Board has named three of its members to serve on the Audit and Conflicts Committee.  Members of the Audit and Conflicts Committee must have a basic understanding of finance and accounting matters and be able to read and understand financial statements, and at least one member of the Audit and Conflicts Committee shall have accounting or related financial management expertise.  The current members of the Audit and Conflicts Committee are Mrs. Followill and Messrs. Brasseux and Montgomery, all of whom are independent directors, free from any relationship with us or any of our subsidiaries that would interfere with the exercise of independent judgment.  The Board has affirmatively determined that Mr. Montgomery satisfies the definition of “Audit Committee Financial Expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

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

Governance Committee

The primary purpose of the Governance Committee is to develop and recommend to the Board a set of governance guidelines applicable to our partnership, to review such guidelines from time to time and to oversee governance matters related to our business, including Board and Committee composition, qualifications of Board candidates, director independence, succession planning and related matters.  The Governance Committee also assists in Board oversight of management’s establishment and administration of our environmental, safety and transportation compliance policies, procedures, programs and initiatives, and related matters.  In accordance with its charter, the Governance Committee shall be composed of not less than three members, at least a majority of whom shall be independent directors. Currently, the Governance Committee is comprised of three independent directors (Ms. Barth, Mr. Hackett and Mr. Rutherford).

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

A subcommittee of the Governance Committee, the Incentive Plan Administration Subcommittee, is involved in decision-making regarding employee compensation matters, including grants of equity-based awards.  In accordance with the Governance Committee charter, this subcommittee shall be composed of two or more non-employee directors (currently, Ms. Barth, Mr. Hackett and Mr. Rutherford) and shall (i) review and approve all aspects of compensation of our Co-CEOs and CFO, (ii) administer the long-term incentive plans of the Partnership and its affiliates and (iii) review and approve all equity grants made to employees, consultants and/or directors as required by such long-term incentive plans.  For more information regarding this subcommittee’s role in executive compensation matters, see “Overview of Decision-Making Process regarding Compensation of Named Executive Officers” under Part III, Item 11 of this annual report.

Capital Projects Committee

The primary purpose of the Capital Projects Committee is to review and approve certain expenditures by Enterprise GP, the Partnership and/or their respective consolidated subsidiaries in connection with proposed capital projects.  Currently, the Capital Projects Committee is comprised of Ms. Duncan Williams, Ms. Barth and Messrs. Bachmann, Brasseux, Fowler, Hackett, Teague and Weitzel.  Messrs. Teague and Fowler are co-chairmen of the Capital Projects Committee.

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

NYSE Corporate Governance Listing Standards

On March 24, 2022, Mr. Teague certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards as of that date.

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

Summary Compensation Table

The following table presents total compensation amounts paid, accrued or otherwise expensed by us with respect to our (i) co-CEOs, (ii) CFO and (iii) three highest paid officers of our general partner, other than our principal executive and financial officers, who were serving in such capacity at December 31, 2022.  Collectively, these five individuals were our “named executive officers” for 2022.  To the extent such individuals were also named executive officers for 2021 and 2020, their total compensation for those years is presented as well.

				Equity-
		Cash		Based	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($) (2)	($)
A. James Teague,	2022	$ 1,075,000	$ 3,700,000	$ 6,386,500	$ 6,192,313	$ 17,353,813
Co-CEO	2021	987,500	3,200,000	5,197,500	1,031,514	10,416,514
	2020	937,572	3,000,000	5,796,000	915,797	10,649,369

W. Randall Fowler,	2022	806,250	2,775,000	4,789,875	872,614	9,243,739
Co-CEO and CFO	2021	731,250	2,400,000	3,898,125	753,389	7,782,764
	2020	660,938	2,250,000	4,399,950	637,630	7,948,518

Graham W. Bacon,	2022	563,000	825,000	2,289,500	532,326	4,209,826
Executive Vice President and	2021	524,000	750,000	1,975,050	457,633	3,706,683
Chief Operating Officer	2020	511,250	700,000	2,318,400	418,486	3,948,136

Brent B. Secrest,	2022	519,250	775,000	2,289,500	490,539	4,074,289
Executive Vice President and	2021	484,000	700,000	1,975,050	397,510	3,556,560
Chief Commercial Officer	2020	468,750	700,000	2,356,199	315,031	3,839,980

Christian M. Nelly,	2022	420,469	502,125	1,997,288	365,557	3,285,439
Executive Vice President – Finance	2021	361,969	414,375	1,662,161	260,951	2,699,456
and Sustainability and Treasurer	2020	336,375	390,000	1,109,471	659,699	2,495,545

(1)
Amounts represent our estimated share of the aggregate grant date fair value of equity-based awards granted during each year presented.  See “Grants of Equity-Based Awards in Fiscal Year 2022” within this Item 11 for information regarding awards granted in the year ended December 31, 2022.

(2)
Amounts include (i) contributions in connection with funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on equity-based awards, (iii) the imputed value of life insurance premiums paid on behalf of the officer, (iv) employee retention payments and (v) other amounts.

Bonus amounts shown in the preceding table represent discretionary annual awards earned by each named executive officer with respect to the year presented.  Bonus amounts are paid in cash in February of the following year (e.g., the bonus amount for 2022 was paid in February 2023).

The following table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2022:

Named Executive Officer	Contributions Under Funded, Qualified, Defined Contribution Retirement Plans	Distributions Paid On Equity-Based Awards (1)	Life Insurance Premiums	Employee Retention Payments (2)	Other	Total All Other Compensation
A. James Teague	$36,600	$1,136,209	$13,596	$5,000,000	$5,908	$6,192,313
W. Randall Fowler	27,450	834,897	6,286	--	3,981	872,614
Graham W. Bacon	36,600	487,178	2,838	--	5,710	532,326
Brent B. Secrest	33,550	448,899	990	--	7,100	490,539
Christian M. Nelly	32,711	326,358	965	--	5,523	365,557

(1)
Reflects aggregate cash payments made to the named executive officer in connection with (i) distribution equivalent rights (“DERs”) issued in tandem with phantom unit awards and (ii) distributions paid in connection with profits interest awards.  With respect to DER amounts allocated to us, the following cash payments were made to the named executive officers during the year ended December 31, 2022: Mr. Teague, $1,136,209; Mr. Fowler, $834,897; Mr. Bacon, $432,218; Mr. Secrest, $404,931; and Mr. Nelly, $299,565.

(2)
Amount presented for Mr. Teague relates to a three-year employee retention agreement that was settled in June 2022.  For more information regarding employee retention agreements involving our named executive officers see “Compensation Discussion and Analysis” below.

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

For the three years ended December 31, 2022, the primary elements of compensation for the named executive officers consisted of annual cash base salary, a discretionary annual bonus, equity awards under long-term incentive arrangements and other compensation, including very limited perquisites.  With respect to the annual periods presented in the Summary Compensation Table, EPCO’s compensation package for the named executive officers did not include any compensation elements based on targeted performance-based criteria.  We believe that the absence of targeted performance-based criteria has the effect of discouraging excessive risk taking by our named executive officers.

Changes in the base salaries of our named executive officers during the three years ended December 31, 2022 were largely budget-driven and made consistent relative to increases in the base salaries of our other executive officers.

The bonus awards are discretionary and, in combination with annual base salaries, are intended to yield competitive total compensation levels for the named executive officers and drive performance in support of our business strategies.  The annual bonus amount presented for each named executive officer reflects a general consideration of our overall financial and certain operating results for those periods.  This general consideration takes into account a number of our financial measures, including cash flow from operating activities per unit, distributable cash flow per unit, gross operating margin, return on invested capital, and our 3-year and 5-year equity total return performance relative to peers.  Operating results considered include certain safety performance and environmental, safety and governance (“ESG”) measures, including direct carbon dioxide equivalent (“CO2-e”) emission measures.  No weight or formula is given to any specific financial or operating performance measure.  In addition, a subjective judgment of each named executive officer’s performance for those periods is taken into account and reflected in the annual bonus amounts.  The bonus amounts are also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers, and subjective judgment with respect to overall performance measures may differ based on the position of each named executive officer.

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

EPCO does not offer our named executive officers a defined benefit pension plan.  Also, none of our named executive officers had nonqualified deferred compensation during the three years ended December 31, 2022.

In the second quarter of 2019, each of our named executive officers entered into a separate retention bonus agreement with EPCO.  Pursuant to the retention bonus agreements, each such person was or will be entitled to a cash retention payment of $5 million (in the case of each of Messrs. Teague and Fowler), $1 million (in the case of each of Messrs. Bacon and Secrest) and $500,000 (in the case of Mr. Nelly), less all applicable withholding taxes and other required deductions on such payment (in each case, the applicable “Retention Payment”), in a lump sum within seven business days following his completion of continuous active fulltime employment with EPCO from April 15, 2019 through (i) May 31, 2022 (in the case of Mr. Teague) or (ii) May 31, 2023 (in the case of each of Messrs. Fowler, Bacon, Secrest and Nelly) (in each case, the applicable “Retention Period”), and provided that such person continues to perform his duties during the applicable Retention Period in a highly effective manner, as determined by the key executives of EPCO (the “Performance Requirement”).

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

The applicable Retention Period and Performance Requirement under Mr. Teague’s retention bonus agreement were satisfied on May 31, 2022, and the full amount of Mr. Teague’s applicable Retention Payment was paid to him in June 2022.

Overview of Decision-Making Process Regarding Compensation of Named Executive Officers
A subcommittee of the Governance Committee of our general partner, the Incentive Plan Administration Subcommittee (the “IPA Subcommittee”), has final and ultimate decision-making authority with respect to all aspects of compensation of our Co-CEOs and CFO.  The IPA Subcommittee, at its sole option and in its sole discretion, consider input and recommendations from the EPCO Trustees and EPCO’s Human Resources department in making its compensation decisions for our Co-CEOs and CFO.  The current members of the IPA Subcommittee are Ms. Barth, Mr. Hackett and Mr. Rutherford, all of whom are “Non-Employee Directors” (as defined in SEC Rule 16b-3).

The compensation of our other named executive officers (other than equity-based awards granted under EPCO’s long-term incentive plans) is determined by our Co-CEOs.  Neither EPCO nor Enterprise GP has a separate compensation committee; however, grants of equity-based compensation under EPCO’s long-term incentive plans (e.g., phantom unit awards) to our named executive officers, including our Co-CEOs, have been approved by the IPA Subcommittee.

The issuance of profits interest awards was approved by EPCO’s board of directors.

The overall compensation for each named executive officer is not based on any formula or specific performance criteria; rather, the IPA Subcommittee, our Co-CEOs, and EPCO (as applicable) determine an appropriate level and mix of compensation for each officer on a case-by-case basis.  Further, there is no established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  However, some considerations that may be taken into account in making the case-by-case compensation determinations include the total value of all elements of compensation, the appropriate balance of internal pay equity among our executive officers, individual performance and potential, levels of responsibility and value to the organization.  All compensation determinations are subjective and discretionary.

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

With the exception of Messrs. Fowler and Nelly, each of our named executive officers devoted all of their time to our consolidated businesses during the years ended December 31, 2022, 2021 and 2020. Mr. Fowler devoted approximately 75% of his time to our consolidated businesses during this three year period, with the remainder of his time allocated to EPCO and its privately held affiliates. On average, Mr. Nelly devoted approximately 97.5% of his time to our consolidated businesses during this three year period, with the remainder of his time allocated to EPCO and its privately held affiliates.

Grants of Equity-Based Awards in Fiscal Year 2022

The following table presents information concerning each grant of an equity-based award in 2022 to a named executive officer for which we will be allocated our pro rata share of the related cost under the ASA.

					Grant
					Date Fair
					Value of
		Estimated Future Payouts Under			Equity-
		Equity Incentive Plan Awards			Based
	Grant	Threshold	Target	Maximum	Awards
Award Type/Named Executive Officer	Date	(#)	(#)	(#)	($) (1)
Phantom unit awards: (2)
A. James Teague	2/08/22	–	265,000	–	$ 6,386,500
W. Randall Fowler	2/08/22	–	265,000	–	4,789,875
Graham W. Bacon	2/08/22	–	95,000	–	2,289,500
Brent B. Secrest	2/08/22	–	95,000	–	2,289,500
Christian M. Nelly	2/08/22	–	85,000	–	1,997,288

(1)
Amounts presented reflect that portion of grant date fair value allocable to us based on the estimated percentage of time each named executive officer spent on our consolidated business activities during 2022.  Based on current allocations, we estimate that the compensation expense we record for each named executive officer with respect to these awards will equal these amounts over time.

(2)	The grant date fair value presented for the phantom unit awards is based, in part, on the closing price of our common units on February 8, 2022 of $24.10 per unit.

The fair value amounts presented in the preceding table are based on certain assumptions and considerations made by management.  For information regarding these assumptions and considerations, see Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

The 2008 Enterprise Products Long-Term Incentive Plan (Fourth Amendment and Restatement) (the “2008 Plan”) provides for incentive awards to EPCO’s key employees and non-employee directors and consultants who perform management, administrative or operational functions for us or our affiliates. Awards granted under the 2008 Plan may be in the form of phantom units, DERs, restricted common units, unit options, unit appreciation rights and other unit-based awards or substitute awards.  For information regarding the number of common units authorized for issuance under the 2008 Plan, see “Securities Authorized for Issuance Under Equity Compensation Plans” under Part III, Item 12 of this annual report.

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

Vesting of Equity-Based Awards in 2022

The following table presents the vesting of phantom unit awards and profits interest awards to our named executive officers during the year ended December 31, 2022.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
	Number of
	Units	Value
	Acquired on	Realized on
	Vesting	Vesting
Named Executive Officer	(#) (1)	($)
A. James Teague:
Vesting of phantom unit awards (2)	211,900	$ 5,083,481
W. Randall Fowler:
Vesting of phantom unit awards (2)	196,775	$ 4,720,632
Graham W. Bacon:
Vesting of phantom unit awards (2)	84,500	$ 2,027,155
Brent B. Secrest:
Vesting of phantom unit awards (2)	66,250	$ 1,589,338
Christian M. Nelly:
Vesting of phantom unit awards (2)	41,250	$ 989,588

(1)	Represents the gross number of Partnership common units acquired upon vesting of phantom unit and profits interest awards, before adjustments for associated tax withholdings.
(2)	Value realized on vesting of the phantom unit awards determined by multiplying the gross number of Partnership common units received by the closing price of our common units on the date of vesting.

Equity-Based Awards Outstanding at December 31, 2022

The following information summarizes each named executive officer’s long-term incentive awards outstanding at December 31, 2022.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
		Market
	Number	Value
	of Units	of Units
	That Have	That Have
	Not Vested	Not Vested
Award Type/Named Executive Officer	(#) (1)	($) (2,3)
Phantom unit awards: (4)
A. James Teague	617,500	$ 14,894,100
W. Randall Fowler	609,000	14,689,080
Graham W. Bacon	232,500	5,607,900
Brent B. Secrest	222,500	5,366,700
Christian M. Nelly	174,250	4,202,910

Profits interest awards:
Graham W. Bacon:
EPD IV (5)	–	$ –
Brent B. Secrest:
EPD IV (5)	–	–
Christian M. Nelly:
EPD IV (5)	–	–

(1)	Represents the total number of phantom unit awards outstanding for each named executive officer.
(2)
With respect to amounts presented for phantom unit awards, the market values were derived by multiplying the total number of awards outstanding for the named executive officer by the closing price of Partnership common units on December 30, 2022 (the last trading day of 2022) of $24.12 per unit.

(3)
With respect to amounts presented for the profits interest awards, amount represents the estimated liquidation value to be received by the named executive officer based on the closing price of Partnership common units on December 30, 2022 and the terms of liquidation outlined in the applicable Employee Partnership agreement.  There was no residual profits interest in any of the Employee Partnerships due to a decrease in the market value of the Partnership common units they own since the formation date of each respective Employee Partnership.

(4)	Of the 1,855,750 phantom unit awards presented in the table, the vesting schedule is as follows: 697,750 in 2023; 562,500 in 2024; 394,250 in 2025 and 201,250 in 2026.
(5)
With respect to EPD IV, the profits interest share held by Messrs. Bacon, Secrest and Nelly at December 31, 2022 was approximately 5.78%, 4.62% and 2.89%, respectively.  The expected vesting date for EPD IV is December 2023.

Phantom unit awards
For a description of phantom unit awards, see “Grants of Equity-Based Awards in Fiscal Year 2022” within this Item 11.

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

EPCO has entered into outstanding retention bonus agreements with each of Messrs. Fowler, Bacon, Secrest and Nelly, which are described under “Compensation Discussion and Analysis” within this Part III, Item 11.  These agreements provide that, in the event of an involuntary termination of any such person’s employment prior to the end of his applicable Retention Period for specified reasons, including death, disability or termination of his employment by EPCO other than for “cause” (as defined in each retention bonus agreement), such person will receive (or in the event of his death, his designated beneficiary will receive), a cash payment equal to a pro-rata amount of his applicable Retention Payment (set forth previously), determined based on the number of days he is employed during the applicable Retention Period over the total number of days in such Retention Period (subject to meeting the Performance Requirement through the termination date).

Compensation Committee Report

We do not have a separate compensation committee.  In addition, we do not directly employ or compensate our named executive officers.  Rather, under the ASA, we reimburse EPCO for the compensation of our executive officers.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2022 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs, CFO and the IPA Subcommittee.

In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2022.

Submitted by:      Randa Duncan Williams
Richard H. Bachmann
A. James Teague
W. Randall Fowler
Carin M. Barth
Murray E. Brasseux
Rebecca G. Followill
James T. Hackett
William C. Montgomery
John R. Rutherford
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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of Enterprise GP served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2022.  As previously noted, we do not have a separate compensation committee.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2022 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs, CFO and the IPA Subcommittee.

Pay Ratio Disclosure

The median of the total annual compensation of all employees of EPCO, other than our Co-CEOs, was $126,301 for the year ended December 31, 2022 (the “fiscal 2022 median total annual compensation”). Mr. Teague and Mr. Fowler served as Co-CEOs of Enterprise GP during the year ended December 31, 2022.  Mr. Teague’s fiscal 2022 annual total compensation was $17,353,813 and Mr. Fowler’s fiscal 2022 annual total compensation allocated to us was $9,243,739.  The ratio of the fiscal 2022 median total annual compensation to Mr. Teague’s fiscal 2022 annual total compensation was 137:1.  The ratio of the fiscal 2022 median total annual compensation to Mr. Fowler’s fiscal 2022 annual total compensation was 73:1.

The fiscal 2022 median total annual compensation was determined as follows:

•
 First, a list was prepared of all active EPCO employees, excluding Mr. Teague, Mr. Fowler and those on long-term disability, that devote all or a substantial portion of their time to our consolidated businesses and affairs.   This list was based on employee information as of December 31, 2022. There are approximately 7,300 EPCO personnel who spend all or a substantial portion of their time engaged in our business.

•
Second, basic wage data for each active EPCO employee, excluding Mr. Teague, Mr. Fowler and those on long-term disability, was extracted from Form W-2 information provided to the Internal Revenue Service for fiscal 2022. This information was then sorted and the employee who earned the median compensation (the “median employee”) was selected from the list.

•
Third, once the median employee was selected, his or her respective total annual compensation for 2022 was determined using the same method used to determine Mr. Teague’s and Mr. Fowler’s total annual compensation for 2022 as presented in the Summary Compensation Table within this Part III, Item 11.

Director Compensation

For the year ended December 31, 2022, each of the independent voting directors of Enterprise GP received the following compensation:

•
a $90,000 annual cash retainer and an annual grant of the Partnership’s common units having a fair market value of $90,000, based on the closing price of such common units on the trading day immediately preceding grant date;

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

The compensation program for independent voting directors for 2023 is expected to be the same as 2022.

We bear all costs attributable to the compensation of independent voting directors of Enterprise GP. The following table summarizes compensation paid to these directors in 2022:

	Fees Earned	Value of
	or Paid	Equity-Based
	in Cash	Awards	Total
Independent Voting Director	($)	($)	($)
Carin M. Barth	$97,500	$90,000	$187,500
Murray E. Brasseux	115,000	90,000	205,000
James T. Hackett (1)	117,500	90,000	207,500
William C. Montgomery (2)	140,000	90,000	230,000
John R. Rutherford	112,500	90,000	202,500
Richard S. Snell (3)	112,500	90,000	202,500

(1)	Mr. Hackett serves as chairman of the Governance Committee.
(2)	Mr. Montgomery serves as chairman of the Audit and Conflicts Committee.
(3)
Mr. Snell served as an independent voting director and member of the Audit and Conflicts Committee in 2022.  He was not re-elected to the Board for 2023, but was appointed as an advisory director in January 2023.

Mr. Smith received $150,000 in cash for his services as an advisory director in 2022.  Mr. Andras received $20,000 in cash for his services as an honorary director in 2022.  Neither we nor Enterprise GP provide additional compensation to employees of EPCO for their services as voting directors of Enterprise GP.  The employees of EPCO who served as voting directors of Enterprise GP in 2022 were Ms. Duncan Williams and Messrs. Bachmann, Teague, Fowler and Weitzel.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED UNITHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 18, 2023, regarding each person known by Enterprise GP to beneficially own more than 5% of our limited partner units:

		Amount and
		Nature of
Name and Address		Beneficial	Percent
of Beneficial Owner	Title of Class	Ownership	of Class
Randa Duncan Williams (1)	Common Units	702,644,187	32.4%
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

Security Ownership of Management

The following tables set forth certain information regarding the beneficial ownership of the Partnership’s common units, as of February 18, 2023 by (i) the current directors of Enterprise GP; (ii) our named executive officers for 2022; and (iii) the current directors and executive officers (including named executive officers) of Enterprise GP as a group.  All beneficial ownership information has been furnished by the respective directors and executive officers.  Each person has sole voting and dispositive power over the securities shown unless indicated otherwise.

		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 18, 2023	Ownership	Class
Randa Duncan Williams:	Director and Chairman of the Board
Units controlled by EPCO Voting Trust:
Through EPCO		74,754,703	3.4%
Through EPCO Holdings, Inc.		597,110,600	27.5%
Through Employee Partnerships		8,000,000	*
Units controlled by Alkek and Williams, Ltd.		527,939	*
Units controlled by Chaswil, Ltd.		87,859	*
Units controlled by family trusts (1)		21,540,424	*
Units owned personally (2)		622,662	*
Total for Randa Duncan Williams		702,644,187	32.4%

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

		Common Units
		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 18, 2023	Ownership	Class
Richard H. Bachmann (1)	Director and Vice Chairman of the Board	1,817,928	*
A. James Teague (2,3)	Director and Co-CEO	2,591,496	*
W. Randall Fowler (2,4)	Director, Co-CEO and CFO	1,977,138	*
Carin M. Barth (5)	Director	98,308	*
Murray E. Brasseux (6)	Director	35,605	*
Rebecca G. Followill (7)	Director	4,682	*
James T. Hackett (8)	Director	287,419	*
William C. Montgomery	Director	64,758	*
John R. Rutherford	Director	127,423	*
Harry P. Weitzel	Director and Executive Vice President, General Counsel and Secretary	191,621	*
Graham W. Bacon (2)	Executive Vice President and Chief Operating Officer	480,691	*
Brent B. Secrest (2)	Executive Vice President and Chief Commercial Officer	238,665	*
Christian M. Nelly (2)	Executive Vice President – Finance and Sustainability and Treasurer	155,809	*
All directors and executive officers (including all named executive officers) of Enterprise GP, as a group (15 individuals in total)		710,887,822	32.7%

* Represents a beneficial ownership of less than 1% of class
(1)	The number of common units presented for Mr. Bachmann includes 9,588 common units held by his spouse.
(2)	These individuals are named executive officers for the year ended December 31, 2022.
(3)	The number of common units presented for Mr. Teague includes (i) 66,746 common units held by a trust, (ii) 41,155 common units held by his spouse and (iii) 3,650 common units held by minor children.
(4)
The number of common units presented for Mr. Fowler includes (i) 708,419 common units held by a family limited partnership (for which he has disclaimed beneficial ownership except to the extent of his pecuniary interest) and (ii) 2,339 common units held by his spouse.

(5)
The number of common units presented for Ms. Barth includes 19,050 common units held for the benefit of her parents (for which she has disclaimed beneficial ownership except to the extent of her pecuniary interest).

(6)	The number of common units presented for Mr. Brasseux includes 2,882 common units held by his spouse.
(7)
The number of common units presented for Mrs. Followill includes 1,200 common units held for the benefit of her mother-in-law (for which she has disclaimed beneficial ownership except to the extent of her pecuniary interest).

(8)	The number of common units presented for Mr. Hackett includes (i) 9,661 common units held by family trusts and (ii) 33,000 common units held by a family limited partnership.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The 2008 Enterprise Products Long-Term Incentive Plan (as amended and restated to date, the “2008 Plan”) is EPCO’s only long-term incentive plan under which our common units have been authorized for issuance.  The 2008 Plan provides for awards of our common units and other rights to our non-management directors and to consultants and employees of EPCO and its affiliates providing services to us.  Awards under the 2008 Plan may be granted in the form of phantom units, DERs, unit options, restricted common units, UARs, unit awards and other unit-based awards or substitute awards.

The following table sets forth certain information regarding the 2008 Plan as of January 1, 2023.

Number of
Units
Remaining
Available For
	Number of		Future Issuance
	Units to	Weighted-	Under Equity
	Be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans (excluding
	of Outstanding	of Outstanding	securities
	Common Unit	Common Unit	reflected in
Plan Category	Options	Options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
2008 Plan (1)	–	–	115,360,224
Equity compensation plans not approved by unitholders:
None	–	–	–
Total for equity compensation plans	–	–	115,360,224

(1)
On November 22, 2022 unitholders of the Partnership approved the 2008 Plan’s fourth amendment and restatement, which increased the aggregate number of common units authorized for issuance by 100,000,000 common units.  At December 31, 2022, the total number of common units authorized for issuance under the 2008 Plan was 165,000,000 common units.

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

Our Audit and Conflicts Committee is comprised of three independent directors: Mrs. Followill and Messrs. Brasseux and  Montgomery.  In accordance with its charter, the Audit and Conflicts Committee reviews and approves related party transactions:

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

Enterprise GP’s management authorization policy generally requires Board approval for asset purchase or sales transactions to the extent such transactions have a value in excess of $1.0 billion and capital investments to the extent such transactions have a value in excess of $500 million.  Any such transaction would typically also require Audit and Conflicts Committee review under its charter if such transaction is also a related party transaction.

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

Director Independence

Each of the current members of the Audit and Conflicts Committee, namely Mrs. Followill and Messrs. Brasseux and  Montgomery, and each of the current members of the Governance Committee, namely Ms. Barth and Messrs. Hackett and Rutherford, have been determined to be independent under the applicable NYSE listing standards and rules of the SEC.  For a discussion of independence standards applicable to our Board and factors considered by our Board in making its independence determinations, please refer to “Partnership Governance” included under Part III, Item 10 of this annual report.

Other Matters

An immediate family member of Mr. Teague is an employee of EPCO that performs services on our behalf.  This individual does not serve as an executive officer of Enterprise GP, EPCO or any of their respective affiliates, and such individual’s compensation and other terms of employment are determined on a basis consistent with EPCO’s human resources policies.  For 2022, this individual earned total compensation from EPCO of $870 thousand.

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

	For the Year Ended December 31,
	2022	2021
Audit fees (1)	$5,398,000	$4,841,797

(1)	Audit fees for 2022 and 2021 include $40,000 and $30,000, respectively, of charges for audit-related projects that were reimbursed by business partners.

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

4.31
Thirty-Seventh Supplemental Indenture, dated as of January 10, 2023, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and U.S. Bank Trust Company, National Association, as Series Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed January 10, 2023).

4.32
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

4.60
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

4.63
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

4.65
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

4.69
Form of Global Note representing $1,000.0 million principal amount of 3.300% Senior Notes due 2053 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed September 15, 2021).

4.70
Form of Global Note representing $750.0 million principal amount of 5.050% Senior Notes due 2026 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed January 10, 2023).

4.71
Form of Global Note representing $1,000.0 million principal amount of 5.350% Senior Notes due 2033 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed January 10, 2023).

4.72
Replacement Capital Covenant, dated October 27, 2009, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.9 to Form 8-K filed October 28, 2009).

4.73
Amendment to Replacement Capital Covenants, dated May 6, 2015, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.59 to Form 10-Q filed May 8, 2015).

4.74
Indenture, dated February 20, 2002, by and among TEPPCO Partners, L.P., as Issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as Subsidiary Guarantors, and First Union National Bank, NA, as Trustee (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by TEPPCO Partners, L.P. on February 20, 2002).

4.75
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

4.76
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

4.86
Equity Distribution Agreement, dated June 24, 2020, by and among Enterprise Products Partners L.P., Enterprise Products OLPGP, Inc., Enterprise Products Operating LLC, Skyline North Americas, Inc. and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 1.1 to Form 8-K filed June 25, 2020).

4.87	Specimen Unit Certificate for the Series A Cumulative Convertible Preferred Units, (incorporated by reference to Exhibit B to Exhibit 3.1 to Form 8-K filed October 1, 2020).
4.88
Registration Rights Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 1, 2020).

10.1***	2008 Enterprise Products Long-Term Incentive Plan (Fourth Amendment and Restatement) (incorporated by reference to Annex A to Definitive Proxy Statement filed October 24, 2022).
10.2***
Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued before February 3, 2021 (incorporated by reference to Exhibit 10.4 to Form 10-K filed February 24, 2017).

10.3***
Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued on or after February 3, 2021 and before November 22, 2022 (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 1, 2021).

10.4***#	Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued on or after November 22, 2022.
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

10.7
Guaranty Agreement, dated as of September 6, 2022, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 6, 2022).

10.8
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

10.9
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

10.11***	EPD 2018 Unit IV L.P. Agreement of Limited Partnership dated December 3, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2018).
10.12***	EPCO Unit II L.P. Agreement of Limited Partnership dated December 3, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 6, 2018).
10.13
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

10.14
Series A Cumulative Convertible Preferred Unit Purchase Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2020).

10.15
Securities Exchange Agreement, dated as of September 30, 2020, by and between Enterprise Products Partners L.P. and OTA Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 1, 2020).

10.16***	Retention Bonus Agreement between A. James Teague and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 18, 2019).
10.17***	Retention Bonus Agreement between W. Randall Fowler and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 18, 2019).
10.18***	Retention Bonus Agreement between Graham W. Bacon and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K filed April 18, 2019).
10.19***	Retention Bonus Agreement between Brent B. Secrest and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K filed April 18, 2019).
10.20***	Retention Bonus Agreement between Christian M. Nelly and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.26 to Form 10-K filed March 1, 2021).
21.1#	List of Consolidated Subsidiaries as of February 1, 2023.
22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at December 31, 2022.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2022.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2022.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2022.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2022.

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
# Filed with this report.

ITEM 16.  FORM 10-K SUMMARY.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2023.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President – Accounting, Risk Control and Information Technology of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 28, 2023.

Signature	Title (Position with Enterprise Products Holdings LLC)
/s/ Randa Duncan Williams	Director and Chairman of the Board
Randa Duncan Williams
/s/ Richard H. Bachmann	Director and Vice-Chairman of the Board
Richard H. Bachmann
/s/ A. James Teague	Director and Co-Chief Executive Officer
A. James Teague
/s/ W. Randall Fowler	Director, Co-Chief Executive Officer and Chief Financial Officer
W. Randall Fowler
/s/ Harry P. Weitzel	Director and Executive Vice President, General Counsel and Secretary
Harry P. Weitzel
/s/ Carin M. Barth	Director
Carin M. Barth
/s/ Murray E. Brasseux	Director
Murray E. Brasseux
/s/ Rebecca G. Followill	Director
Rebecca G. Followill
/s/ James T. Hackett	Director
James T. Hackett
/s/ William C. Montgomery	Director
William C. Montgomery
/s/ John R. Rutherford	Director
John R. Rutherford
/s/ R. Daniel Boss	Executive Vice President – Accounting, Risk Control and Information Technology
R. Daniel Boss

Item 8.  Financial Statements and Supplementary Data.

ENTERPRISE PRODUCTS PARTNERS L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enterprise Products Holdings LLC and
Unitholders of Enterprise Products Partners L.P.
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related statements of consolidated operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Property, Plant and Equipment, Net and Intangible Assets, Net—Determination of Impairment Indicators—Refer to Notes 2, 4, and 6 to the consolidated financial statements

Critical Audit Matter Description

Long-lived assets, which consists of intangible assets with finite useful lives (“intangible assets”) and property, plant and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of December 31, 2022, the carrying value of the Company’s property, plant and equipment was $44,401 million and intangible assets was $3,965 million.

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

-
Comparing the recent gross operating margin results to the carrying value of long-lived assets to determine if there is an indicator that the carrying value may not be recoverable over the estimated remaining useful life.

-	Reading publicly available information for the industry, peers, and customers to determine whether a potential impairment indicator was not contemplated in management’s analysis.

-	Reading minutes of the Board of Directors to understand if there were factors that could represent a potential impairment indicator not contemplated in management’s analysis.

Navitas Midstream Partners, LLC Acquisition—Fair Value of Acquired Property, Plant and Equipment and Identifiable Intangible Assets—Refer to Notes 6 and 12 to the consolidated financial statements

Critical Audit Matter Description

On February 17, 2022, the Company acquired all of the member interests in Navitas Midstream Partners, LLC (“Navitas”) for $3.2 billion. The transaction was accounted for using the acquisition method of accounting. The purchase price was allocated based upon the estimated fair value of the property, plant and equipment and identifiable intangible assets acquired and liabilities assumed, with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Acquired property, plant and equipment and contract-based identifiable intangible assets were valued at $2,080 million and $989 million, respectively. The estimated fair value of acquired property, plant and equipment was determined using the cost approach. The estimated fair value of acquired contract-based identifiable intangible assets was determined using an income approach, specifically a discounted cash flow analysis which uses inputs including (i) management’s long-term forecast of cash flows generated by the Midland Basin System and (ii) the discount rate.

We have identified the estimated fair value of property, plant and equipment and contract-based identifiable intangible assets acquired in the Navitas acquisition as a critical audit matter due to the significant judgments made by management in estimating the respective fair values.

Auditing management’s judgments required a high degree of auditor judgment and increased extent of effort, including the use of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s selected valuation methodologies for the acquired property, plant and equipment and contract-based identifiable intangible assets and the assumptions related to the long-term forecast of cash flows and discount rate used to value the contract-based identifiable intangible assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of acquired property, plant and equipment and identifiable intangible assets related to the Navitas acquisition included the following, among others:

•
We tested the effectiveness of controls over the estimation of fair value of the acquired property, plant and equipment and contract-based identifiable intangible assets, including those over assumptions related to contract fees underlying the long-term forecast of cash flows generated by the Midland Basin System.

•	We assessed the experience, qualifications, and objectivity of management’s independent valuation specialist.

•
We assessed the reasonableness of management’s long-term forecast of cash flows generated by the Midland Basin System by agreeing contract fees to the underlying contracts and comparing the projected volumes and revenues to actual results and publicly available market data.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies for the property, plant and equipment and identifiable intangible assets and (2) assumptions related to the discount rate used for the valuation of contract-based identifiable intangible assets by:

-	Evaluating the appropriateness of the methodologies used to value acquired property, plant and equipment and contract-based identifiable intangible assets.

-	Testing the consistent application and mathematical accuracy of management’s selected valuation methodologies.

-
Developing an independent range of acceptable discount rates and comparing this range to the discount rate applied by management in the cash flow analysis used to value acquired contract-based identifiable intangible assets.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2023
We have served as the Company’s auditor since 1997.

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$76	$2,820
Restricted cash	130	145
Accounts receivable – trade, net of allowance for credit losses of $54 at December 31, 2022 and $53 at December 31, 2021	6,964	6,967
Accounts receivable – related parties	11	21
Inventories	2,554	2,681
Derivative assets (see Note 14)	469	237
Prepaid and other current assets	394	399
Total current assets	10,598	13,270
Property, plant and equipment, net (see Note 4)	44,401	42,088
Investments in unconsolidated affiliates (see Note 5)	2,352	2,428
Intangible assets, net (see Note 6)	3,965	3,151
Goodwill (see Note 6)	5,608	5,449
Other assets	1,184	1,140
Total assets	$68,108	$67,526

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,744	$1,400
Accounts payable – trade	743	632
Accounts payable – related parties	232	167
Accrued product payables	7,988	8,093
Accrued interest	426	453
Derivative liabilities (see Note 14)	354	254
Other current liabilities	778	626
Total current liabilities	12,265	11,625
Long-term debt (see Note 7)	26,551	28,135
Deferred tax liabilities (see Note 16)	600	518
Other long-term liabilities	941	760
Commitments and contingent liabilities (see Note 17)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,412 units outstanding at December 31, 2022 and December 31, 2021)	49	49
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,170,806,347 units issued and outstanding at December 31, 2022 and 2,176,379,587 units issued and outstanding at December 31, 2021)	27,555	26,340
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	365	286
Total partners’ equity	26,623	25,329
Noncontrolling interests in consolidated subsidiaries	1,079	1,110
Total equity	27,702	26,439
Total liabilities, preferred units, and equity	$68,108	$67,526

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Third parties	$58,127	$40,727	$27,163
Related parties	59	80	37
Total revenues (see Note 9)	58,186	40,807	27,200
Costs and expenses:
Operating costs and expenses:
Third party and other costs	50,160	33,791	21,160
Related parties	1,342	1,287	1,211
Total operating costs and expenses	51,502	35,078	22,371
General and administrative costs:
Third party and other costs	85	75	83
Related parties	156	134	137
Total general and administrative costs	241	209	220
Total costs and expenses (see Note 10)	51,743	35,287	22,591
Equity in income of unconsolidated affiliates	464	583	426
Operating income	6,907	6,103	5,035
Other income (expense):
Interest expense	(1,244)	(1,283)	(1,287)
Interest income	11	5	13
Other, net	23	–	1
Total other expense, net	(1,210)	(1,278)	(1,273)
Income before income taxes	5,697	4,825	3,762
Benefit from (provision for) income taxes (see Note 16)	(82)	(70)	124
Net income	5,615	4,755	3,886
Net income attributable to noncontrolling interests (see Note 8)	(125)	(117)	(110)
Net income attributable to preferred units (see Note 8)	(3)	(4)	(1)
Net income attributable to common unitholders	$5,487	$4,634	$3,775

Earnings per unit: (see Note 11)
Basic earnings per common unit	$2.50	$2.11	$1.71
Diluted earnings per common unit	$2.50	$2.10	$1.71

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in millions)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$5,615	$4,755	$3,886
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	254	(678)	124
Reclassification of losses (gains) to net income	(220)	908	(273)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	26	183	(127)
Reclassification of losses to net income	19	38	39
Total cash flow hedges	79	451	(237)
Total other comprehensive income (loss)	79	451	(237)
Comprehensive income	5,694	5,206	3,649
Comprehensive income attributable to noncontrolling interests	(125)	(117)	(110)
Comprehensive income attributable to preferred units (see Note 8)	(3)	(4)	(1)
Comprehensive income attributable to common unitholders	$5,566	$5,085	$3,538

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$5,615	$4,755	$3,886
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion	1,797	1,723	1,697
Amortization of intangible assets	177	151	143
Amortization of major maintenance costs for reaction-based plants	51	27	–
Other amortization expense	220	239	232
Impairment of goodwill (see Note 2)	–	–	296
Impairment of assets other than goodwill (see Notes 2 and 4)	53	233	594
Equity in income of unconsolidated affiliates	(464)	(583)	(426)
Distributions received from unconsolidated affiliates attributable to earnings	446	544	427
Net losses (gains) attributable to asset sales and related matters (see Note 19)	1	5	(4)
Deferred income tax expense (benefit)	60	40	(148)
Change in fair market value of derivative instruments	78	(27)	(79)
Non-cash expense related to long-term operating leases (see Note 17)	59	41	39
Net effect of changes in operating accounts (see Note 19)	(54)	1,366	(768)
Other operating activities	–	(1)	2
Net cash flows provided by operating activities	8,039	8,513	5,891
Investing activities:
Capital expenditures	(1,964)	(2,223)	(3,288)
Cash used for business combinations, net of cash received (see Note 12)	(3,204)	–	–
Investments in unconsolidated affiliates	(1)	(2)	(16)
Distributions received from unconsolidated affiliates attributable to the return of capital	98	46	188
Proceeds from asset sales and other matters (see Note 19)	122	64	13
Other investing activities	(5)	(20)	(18)
Cash used in investing activities	(4,954)	(2,135)	(3,121)
Financing activities:
Borrowings under debt agreements	96,140	11,159	6,672
Repayments of debt	(97,395)	(11,492)	(4,407)
Debt issuance costs	(1)	(15)	(46)
Monetization of interest rate derivative instruments (see Note 14)	–	75	(33)
Cash distributions paid to common unitholders (see Note 8)	(4,095)	(3,930)	(3,891)
Cash payments made in connection with distribution equivalent rights	(34)	(31)	(27)
Cash distributions paid to noncontrolling interests (see Note 8)	(163)	(154)	(131)
Cash contributions from noncontrolling interests (see Note 8)	7	72	31
Repurchase of common units under 2019 Buyback Program (see Note 8)	(250)	(214)	(186)
Net cash proceeds from the issuance of preferred units (see Note 8)	–	–	32
Other financing activities	(53)	(41)	(36)
Cash used in financing activities	(5,844)	(4,571)	(2,022)
Net change in cash and cash equivalents, including restricted cash	(2,759)	1,807	748
Cash and cash equivalents, including restricted cash, January 1	2,965	1,158	410
Cash and cash equivalents, including restricted cash, December 31	$206	$2,965	$1,158

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED EQUITY
(See Note 8 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2019	$24,692	$–	$72	$1,063	$25,827
Net income	3,775	–	–	110	3,885
Cash distributions paid to common unitholders	(3,891)	–	–	–	(3,891)
Cash payments made in connection with distribution equivalent rights	(27)	–	–	–	(27)
Cash distributions paid to noncontrolling interests	–	–	–	(131)	(131)
Cash contributions from noncontrolling interests	–	–	–	31	31
Repurchase and cancellation of common units under 2019 Buyback Program	(186)	–	–	–	(186)
Common units issued to Skyline North Americas, Inc. in connection with settlement of Liquidity Option (see Note 8)	1,297	–	–	–	1,297
Treasury units acquired in connection with settlement of Liquidity Option, at cost (see Note 8)	–	(1,297)	–	–	(1,297)
Common units exchanged for preferred units, with common units received being immediately cancelled (see Note 8)	(18)	–	–	–	(18)
Amortization of fair value of equity-based awards	159	–	–	–	159
Cash flow hedges	–	–	(237)	–	(237)
Other, net	(34)	–	–	–	(34)
Balance, December 31, 2020	25,767	(1,297)	(165)	1,073	25,378
Net income	4,634	–	–	117	4,751
Cash distributions paid to common unitholders	(3,930)	–	–	–	(3,930)
Cash payments made in connection with distribution equivalent rights	(31)	–	–	–	(31)
Cash distributions paid to noncontrolling interests	–	–	–	(154)	(154)
Cash contributions from noncontrolling interests	–	–	–	72	72
Repurchase and cancellation of common units under 2019 Buyback Program	(214)	–	–	–	(214)
Amortization of fair value of equity-based awards	151	–	–	–	151
Cash flow hedges	–	–	451	–	451
Other, net	(37)	–	–	2	(35)
Balance, December 31, 2021	26,340	(1,297)	286	1,110	26,439
Net income	5,487	–	–	125	5,612
Cash distributions paid to common unitholders	(4,095)	–	–	–	(4,095)
Cash payments made in connection with distribution equivalent rights	(34)	–	–	–	(34)
Cash distributions paid to noncontrolling interests	–	–	–	(163)	(163)
Cash contributions from noncontrolling interests	–	–	–	7	7
Repurchase and cancellation of common units under 2019 Buyback Program	(250)	–	–	–	(250)
Amortization of fair value of equity-based awards	156	–	–	–	156
Cash flow hedges	–	–	79	–	79
Other, net	(49)	–	–	–	(49)
Balance, December 31, 2022	$27,555	$(1,297)	$365	$1,079	$27,702
See Notes to Consolidated Financial Statements.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at December 31, 2022.

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

The following table presents our allowance for credit losses activity for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$53	$47	$12
Charged to costs and expenses	6	7	9
Charged to other accounts (1)	1	4	29
Deductions	(6)	(5)	(3)
Balance at end of period	$54	$53	$47

(1)	Amount presented for 2020 primarily relates to the reclassification of deferred revenue balances to allowance for credit losses in connection with customer bankruptcies and contractual disputes.

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

	December 31,
	2022	2021
Cash and cash equivalents	$76	$2,820
Restricted cash	130	145
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$206	$2,965

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

Environmental Costs

Environmental costs for remediation are accrued based on estimates of known remediation requirements.  Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.  Expenditures to mitigate or prevent future environmental contamination are capitalized.  Ongoing environmental compliance costs are charged to expense as incurred.  In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  At December 31, 2022, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.

The following table presents the activity of our environmental reserves for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$4	$5	$7
Charged to costs and expenses	13	6	6
Acquisition-related additions and other	1	1	3
Deductions	(15)	(8)	(11)
Balance at end of period	$3	$4	$5

At December 31, 2022 and 2021, $2 million and $3 million, respectively, of our environmental reserves were classified as current liabilities.

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

With regards to commodity derivatives, our Level 3 fair values primarily consist of the following commodity derivative instruments used to hedge various inventories and transportation capacities: (i) NGL, crude, natural gas, refined products and commercial energy-based contracts with terms greater than 36 months; (ii) over-the-counter options; and (iii) exchange traded options with terms greater than one year.  In addition, we often rely on price quotes from reputable brokers who publish price quotes on certain products and compare these prices to other reputable brokers for the same products in the same markets whenever possible.  These prices, when combined with data from our commodity derivative instruments, are used in our models to determine the fair value of such instruments.

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

Impairment Testing

The following table summarizes our asset impairment charges by type as presented on our Statements of Consolidated Cash Flows for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Impairment charges reflected in operating costs and expenses:
Property, plant and equipment (see Note 4)	$41	$218	$590
Goodwill	–	–	296
Other (1)	12	15	4
Total asset impairment charges in operating costs and expenses	53	233	890
Total asset impairment charges	$53	$233	$890

(1)	Primarily represents the write-down of surplus materials classified as current assets and intangible assets other than goodwill.

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

•
Impairment Testing for Investments in Unconsolidated Affiliates. We evaluate our equity method investments for impairment when there are events or changes in circumstances that indicate there is a potential loss in value of the investment attributable to an other-than-temporary decline.  Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity’s industry.  In the event we determine that the value of an investment is not recoverable due to an other-than-temporary decline, we record a non-cash impairment charge to adjust the carrying value of the investment to its estimated fair value.  We did not record any non-cash impairment charges related to our equity method investments during the years ended December 31, 2022, 2021 or 2020.  See Note 5 for information regarding our equity method investments.

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

We determine the fair value of each reporting unit using accepted valuation techniques, primarily through the use of discounted cash flows (i.e., an income approach to fair value) supplemented by market-based assessments, if available.  The estimated fair values of our reporting units incorporate assumptions regarding the future economic prospects of the assets and operations that comprise each reporting unit including: (i) discrete financial forecasts for the assets comprising the reporting unit, which, in turn, rely on management’s estimates of long-term operating margins, throughput volumes, capital investments and similar factors; (ii) long-term growth rates for the reporting unit’s cash flows beyond the discrete forecast period; and (iii) appropriate discount rates.  The fair value estimates are based on Level 3 inputs of the fair value hierarchy.  We believe that the assumptions we use in estimating reporting unit fair values are consistent with those that market participants would use in their fair value estimation process.  However, due to uncertainties in the estimation process and volatility in the supply and demand for hydrocarbons and similar risk factors, actual results could differ significantly from our estimates.  Based on our most recent goodwill impairment test at December 31, 2022, the estimated fair value of each of our reporting units was substantially in excess of its carrying value (i.e., by at least 10%).

In December 2020, management determined that the carrying value of our natural gas pipelines and services reporting unit exceeded its estimated fair value. This reporting unit, which reflects the operations of our Natural Gas Pipelines & Services business segment, includes our natural gas gathering and transmission pipelines, storage facilities and related marketing activities.  The long-term outlook for natural gas production in certain supply basins such as the Rocky Mountains and East Texas is expected to remain lower for longer due to reduced drilling activity. In addition, the decline in pipeline revenues attributable to lower regional natural gas price spreads is expected to adversely impact the future cash flows of our transmission pipelines. These factors, coupled with an increase in the estimated rate of return required for such businesses by market participants, resulted in the fair value of this reporting unit being less than its carrying value at December 31, 2020.  The resulting goodwill impairment charge of $296 million represents the entire amount of goodwill attributable to this reporting unit and is reflected as a component of operating costs and expenses for the year ended December 31, 2020 as presented on our Statements of Consolidated Operations.  We did not record any non-cash goodwill impairment charges during the years ended December 31, 2022 or 2021.  See Note 6 for additional information regarding our goodwill.

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

Leases

We account for our leases under Accounting Standards Codification (“ASC”) 842, Leases, which requires substantially all leases be recorded on the balance sheet.

The standard includes two lessee accounting models, which results in a lease being classified as either a “finance” or “operating” lease based on whether the lessee effectively obtains control of the underlying asset during the lease term.  A lease would be classified as a finance lease if it meets one of five classification criteria.  By default, a lease that does not meet the criteria to be classified as a finance lease will be deemed an operating lease.  Regardless of classification, the initial measurement of both lease types will result in the balance sheet recognition of a right-of-use (“ROU”) asset (representing a company’s right to use the underlying asset for a specified period of time) and a corresponding lease liability.  The lease liability will be recognized at the present value of the future lease payments, and the ROU asset will equal the lease liability adjusted for any prepaid rent, lease incentives provided by the lessor, and any indirect costs.

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

We do not recognize ROU assets and lease liabilities for short-term leases, which are leases with a maximum term of 12 months or less and do not include a purchase option that the lessee is reasonably certain to exercise, and instead recognize lease payments on a straight-line basis.  In addition, we combine lease and non-lease components relating to our office and warehouse leases, as applicable.

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	December 31,
	2022	2021
NGLs	$1,689	$2,027
Petrochemicals and refined products	430	343
Crude oil	411	285
Natural gas	24	26
Total	$2,554	$2,681

In those instances where we take ownership of inventory volumes through percent-of-liquids contracts and similar arrangements (as opposed to outright purchases from third parties for cash), these volumes are valued at market-based prices during the month in which they are acquired.

The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Cost of sales (1)	$45,836	$29,887	$16,723
Lower of cost or net realizable value adjustments recognized in cost of sales	19	20	60

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

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life		December 31,
	in Years		2022	2021
Plants, pipelines and facilities (1)	3-45	(5)	$54,396	$51,636
Underground and other storage facilities (2)	5-40	(6)	4,329	4,327
Transportation equipment (3)	3-10		222	209
Marine vessels (4)	15-30		921	918
Land			387	379
Construction in progress			2,867	1,616
Subtotal			63,122	59,085
Less accumulated depreciation			18,800	17,083
Subtotal property, plant and equipment, net			44,322	42,002
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)			79	86
Property, plant and equipment, net			$44,401	$42,088

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  On a weighted-average basis, the expected remaining amortization period for these costs is 1.5 years.

The following table summarizes our depreciation expense and capitalized interest amounts for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Depreciation expense (1)	$1,779	$1,705	$1,682
Capitalized interest (2)	90	80	115

(1)	Depreciation expense is a component of “Third party and other costs” within “Costs and expenses” as presented on our Statements of Consolidated Operations.
(2)	Capitalized interest is a component of “Interest expense” as presented on our Statements of Consolidated Operations.

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

Property, plant and equipment at December 31, 2022 and 2021 includes $117 million and $81 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our AROs for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
ARO liability beginning balance	$176	$150	$132
Liabilities incurred (1)	20	6	5
Revisions in estimated cash flows (2)	30	6	–
Liabilities settled (3)	(10)	(4)	(2)
Accretion expense (4)	18	18	15
ARO liability ending balance	$234	$176	$150

(1)	Represents the initial recognition of estimated ARO liabilities during period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during period.
(3)	Represents cash payments to settle ARO liabilities during period.
(4)	Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $234 million total ARO liability recorded at December 31, 2022, $20 million was reflected as a current liability and $214 million as a long-term liability.

The following table presents our forecast of ARO-related accretion expense for the years indicated:

2023	2024	2025	2026	2027
$13	$13	$14	$15	$16

Impairments of Property, Plant and Equipment

The following table presents our non-cash asset impairment charges involving property, plant and equipment by business segment for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
NGL Pipelines & Services (1)	$23	$20	$208
Crude Oil Pipelines & Services (2)	3	15	45
Natural Gas Pipelines & Services (3)	6	56	44
Petrochemical & Refined Products Services (4)	9	127	293
Total impairment charges for property, plant and equipment	$41	$218	$590

(1)	2020 amount includes an $87 million non-cash impairment charges associated with our South Texas processing assets.
(2)	2020 amount includes a $42 million non-cash impairment charge associated with the cancellation of our Midland-to-ECHO 4 Pipeline construction project.
(3)
2021 amount includes a $37 million non-cash impairment charge associated with the sale of components of our San Juan Gathering System.  2020 amount includes a $38 million non-cash impairment charge associated with our South Texas gathering assets.

(4)	2021 and 2020 amounts include non-cash impairment charges of $113 million and $252 million, respectively, associated with our marine transportation business.

The following information summarizes our significant asset impairment charges involving property, plant and equipment that were recognized during the year ended December 31, 2021:

•
In December 2021, we evaluated our marine transportation business for impairment due to a further deterioration of demand for such services, which resulted in lower-than-expected term and spot rates.  As a result of our review, we recognized an impairment charge of $114 million.  The impairment charge reduced property, plant and equipment by $113 million and intangible assets by $1 million.  We determined the fair value using an income approach (i.e., a discounted cash flow approach), which incorporates Level 3 inputs including: (i) management’s long-term forecast of cash flows generated by the business; (ii) a discount rate of 8.7%, which is based on an estimated weighted-average cost of capital for market participants engaged in similar business activities; and (iii) a growth rate of 2.2% for terminal year cash flows.

•
In March 2021, we entered into agreements to sell a coal bed natural gas gathering system and related Val Verde treating facility, both of which were components of our San Juan Gathering System, to a third party for $39 million in cash.  The transaction closed and was effective on April 1, 2021.  We recognized an impairment charge of $44 million attributable to this transaction, which reflects the write down of $37 million of property, plant and equipment and $7 million of intangible assets to their respective fair values.

The following information summarizes our significant asset impairment charges involving property, plant and equipment that were recognized during the year ended December 31, 2020:

•
In December 2020, we evaluated our marine transportation business for impairment due to a lower demand outlook for such services. As a result of our review, we recognized an impairment charge of $257 million, which reduced property, plant and equipment by $252 million and intangible assets by $5 million. We determined the fair value using an income approach (i.e., a discounted cash flow approach), which incorporates several Level 3 inputs including: (i) management’s long-term forecast of cash flows generated by the business; (ii) a discount rate of 9.3%, which is based on an estimated weighted-average cost of capital for market participants engaged in similar business activities; and (iii) a growth rate of 2.1% for terminal year cash flows.

•
In December 2020, we evaluated certain of our natural gas gathering and processing assets in South Texas for impairment due to a lower production outlook.  As a result of our review, we recognized an aggregate impairment charge of $126 million, which reduced property, plant and equipment by $125 million and intangible assets by $1 million.  The natural gas assets impacted by this review were our Armstrong, Gilmore, Shilling and Indian Springs natural gas processing facilities and our Indian Springs and Big Thicket Gathering Systems.  We determined the fair value using Level 3 inputs which were based primarily on management expectations of the residual values of such facilities and pipelines based on historical experience.

•	In September 2020, we recognized $42 million of impairment expense due to our cancellation of the Midland-to-ECHO 4 Pipeline construction project.

The remainder of our impairment charges for the years ended December 31, 2022, 2021 and 2020 are attributable to the complete write-off of assets that are no longer expected to be used or constructed.

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated. We account for these investments using the equity method.

	Ownership Interest at December 31,	December 31,
	2022	2022	2021
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$25	$26
K/D/S Promix, L.L.C. (“Promix”)	50%	25	25
Baton Rouge Fractionators LLC (“BRF”)	32.2%	13	13
Skelly-Belvieu Pipeline Company, L.L.C. (“Skelly-Belvieu”)	50%	25	27
Texas Express Pipeline LLC (“Texas Express”)	35%	324	332
Texas Express Gathering LLC (“TEG”)	45%	36	37
Front Range Pipeline LLC (“Front Range”)	33.3%	192	196
Crude Oil Pipelines & Services:
Seaway Crude Holdings LLC (“Seaway”)	50%	1,183	1,244
Eagle Ford Pipeline LLC (“Eagle Ford Crude Oil Pipeline”)	50%	375	373
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Corpus Christi”)	50%	119	121
Natural Gas Pipelines & Services:
White River Hub, LLC (“White River Hub”)	50%	17	17
Old Ocean Pipeline, LLC (“Old Ocean”)	50%	15	14
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator LLC (“BRPC”)	30%	2	2
Transport 4, LLC (“Transport 4”)	25%	1	1
Total		$2,352	$2,428

NGL Pipelines & Services

The principal business activity of each investee included in our NGL Pipelines & Services segment is described as follows:

•	VESCO owns the Venice natural gas processing facility and a related gathering system located in south Louisiana.

•	Promix owns an NGL fractionation facility and a related gathering system located in south Louisiana.

•	BRF owns an NGL fractionation facility located in south Louisiana.

•	Skelly-Belvieu owns a pipeline that transports mixed NGLs from Skellytown, Texas to Chambers County, Texas.

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

•	Eagle Ford Corpus Christi owns a marine crude oil terminal located in Corpus Christi, Texas that can load ocean-going vessels with either crude oil or condensate.

Natural Gas Pipelines & Services

The principal business activity of each investee included in our Natural Gas Pipelines & Services segment is described as follows:

•	White River Hub owns a natural gas hub facility serving producers in the Piceance Basin of northwest Colorado.

•	Old Ocean owns a natural gas pipeline that extends from near Maypearl, Texas to Sweeny, Texas.

Petrochemical & Refined Products Services

The principal business activity of each investee included in our Petrochemical & Refined Products Services segment is described as follows:

•	BRPC owns a propylene fractionation facility located in south Louisiana.

•	Transport 4 provides pipeline and terminal logistics services used by our refined products pipelines.

Equity Earnings

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
NGL Pipelines & Services	$149	$120	$121
Crude Oil Pipelines & Services	308	456	301
Natural Gas Pipelines & Services	5	6	6
Petrochemical & Refined Products Services	2	1	(2)
Total	$464	$583	$426

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	December 31, 2022			December 31, 2021
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(249)	$200	$449	$(236)	$213
Contract-based intangibles	749	(84)	665	165	(61)	104
Segment total	1,198	(333)	865	614	(297)	317
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(431)	1,764	2,195	(355)	1,840
Contract-based intangibles	283	(271)	12	283	(263)	20
Segment total	2,478	(702)	1,776	2,478	(618)	1,860
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350	(588)	762	1,350	(550)	800
Contract-based intangibles	639	(195)	444	232	(183)	49
Segment total	1,989	(783)	1,206	1,582	(733)	849
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(80)	101	181	(75)	106
Contract-based intangibles	45	(28)	17	45	(26)	19
Segment total	226	(108)	118	226	(101)	125
Total intangible assets	$5,891	$(1,926)	$3,965	$4,900	$(1,749)	$3,151

The following table presents the amortization expense of our intangible assets by business segment for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
NGL Pipelines & Services	$36	$24	$25
Crude Oil Pipelines & Services	84	77	71
Natural Gas Pipelines & Services	50	42	39
Petrochemical & Refined Products Services	7	8	8
Total	$177	$151	$143

The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated:

2023	2024	2025	2026	2027
$200	$222	$230	$237	$235

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

At December 31, 2022, the carrying value of our portfolio of customer relationship intangible assets was $2.8 billion, the principal components of which were as follows:

a	Weighted Average Remaining Amortization Period	December 31, 2022
		Gross Value	Accumulated Amortization	Carrying Value
Basin-specific customer relationships:
EFS Midstream (acquired 2015)	19.4 years	$1,410	$(269)	$1,141
State Line and Fairplay (acquired 2010)	24.2 years	895	(278)	617
San Juan Gathering (acquired 2004)	16.8 years	331	(260)	71
General customer relationships:
Oiltanking (acquired 2014)	21.0 years	1,193	(248)	945

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

Contract-based intangible assets
Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations. These intangible assets are typically valued using an income approach that incorporate the terms of the agreements.  At December 31, 2022, the carrying value of our portfolio of contract-based intangible assets was $1.1 billion, the principal components of which were as follows:

a	Weighted Average Remaining Amortization Period	December 31, 2022
		Gross Value	Accumulated Amortization	Carrying Value
Navitas Midstream customer contracts	29.0 years	$989	$(19)	$970
Jonah natural gas gathering agreements	19.0 years	224	(182)	42
Delaware Basin natural gas processing contracts	4.0 years	82	(40)	42

• The Navitas Midstream customer contracts represent the estimated value we assigned to the long-term contracts we acquired in February 2022 associated with our Midland Basin System.  Amortization expense attributable to these contracts is recorded using a units-of-production method based on gathering volumes.

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

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of their net assets at acquisition.  The following table presents changes in the carrying amount of goodwill by business segment during the periods indicated:

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2020 (1)	$2,652	$1,841	$–	$956	$5,449
Balance at December 31, 2021 (1)	2,652	1,841	–	956	5,449
Goodwill related to acquisition (2)	159	–	–	–	159
Balance at December 31, 2022 (1)	$2,811	$1,841	$–	$956	$5,608

(1)
Balances are presented net of historical accumulated impairment losses of $296 million for the Natural Gas Pipelines & Service segment and $1 million for the Petrochemical & Refined Products Services segment.  There have been no goodwill impairment charges recognized for the reporting units within the NGL Pipelines & Services and Crude Oil Pipelines & Services segments.

(2)	This amount represents the goodwill recognized in connection with our acquisition of Navitas Midstream in February 2022. See Note 12 for additional information regarding this acquisition.

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	December 31,
	2022	2021
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$495	$–
Senior Notes VV, 3.50% fixed-rate, due February 2022	–	750
Senior Notes CC, 4.05% fixed-rate, due February 2022	–	650
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250	1,250
September 2022 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due September 2023 (1)	–	–
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850	850
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150	1,150
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement, variable-rate, due September 2026 (2)	–	–
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes CCC, 3.95% fixed rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	26,270	27,175
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)	232	232
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (4)	350	700
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)	700	700
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (3)	14	14
Total principal amount of senior and junior debt obligations	28,566	29,821
Other, non-principal amounts	(271)	(286)
Less current maturities of debt	(1,744)	(1,400)
Total long-term debt	$26,551	$28,135

(1)	Under the terms of the agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election provided certain conditions are met).
(2)	Under the terms of the agreement, EPO may borrow up to $3.0 billion (which may be increased by up to $500 million to $3.5 billion at EPO’s election provided certain conditions are met).
(3)	Variable rate is reset quarterly and based on 3-month London Interbank Offered Rate (“LIBOR”) plus 2.778%.
(4)	Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(5)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(6)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the year ended December 31, 2022:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.20% to 4.65%	2.07%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	2.95% to 7.54%	4.51%
EPO Junior Subordinated Notes D	5.91% to 7.63%	6.43%

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

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at December 31, 2022 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2023	2024	2025	2026	2027	Thereafter
Commercial Paper Notes	$495	$495	$–	$–	$–	$–	$–
Senior Notes	25,775	1,250	850	1,150	875	575	21,075
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$28,566	$1,745	$850	$1,150	$875	$575	$23,371

EPO Debt Obligations

Commercial Paper Notes
EPO maintains a commercial paper program under which it may issue (and have outstanding at any time) up to $3.0 billion in aggregate principal amount of short-term notes.  As a back-stop to the program, we intend to maintain a minimum aggregate available borrowing capacity under EPO’s revolving credit facilities equal to the aggregate amount outstanding under our commercial paper notes.  All commercial paper notes issued under the program are senior unsecured obligations of EPO that are unconditionally guaranteed by the Partnership.  As of December 31, 2022, EPO had $495 million aggregate principal amount of short-term notes outstanding under its commercial paper program.

September 2022 $1.5 Billion 364-Day Revolving Credit Agreement
In September 2022, EPO entered into a new $1.5 billion 364-Day Revolving Credit Agreement (the “September 2022 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its September 2021 364-day revolving credit agreement.  There were no principal amounts outstanding under the September 2021 364-day revolving credit agreement when it was replaced by the September 2022 $1.5 Billion 364-Day Revolving Credit Agreement.  At December 31, 2022, there were no principal amounts outstanding under the September 2022 $1.5 Billion 364-Day Revolving Credit Agreement.

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

September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement
In September 2021, EPO entered into a new $3.0 billion multi-year revolving credit agreement that matures in September 2026 (the “September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement”).  The September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2024.  There were no principal amounts outstanding under the prior multi-year revolving credit agreement when it was replaced by the September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement.  At December 31, 2022, there were no principal amounts outstanding under the September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement.

Under the terms of the September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement, EPO may borrow up to $3.0 billion (which may be increased by up to $500 million to $3.5 billion at EPO’s election provided certain conditions are met) at a variable interest rate for a term of five years, subject to the terms and conditions set forth therein.  Borrowings under the September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

The September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.

Senior Notes
EPO’s fixed-rate senior notes are unsecured obligations of EPO that rank equal with its existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  EPO’s senior notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict its ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.  In total, EPO issued $1.0 billion and $4.3 billion of senior notes during the years ended December 31, 2021 and 2020, respectively.  EPO did not issue any senior notes during the year ended December 31, 2022.

In February 2022, EPO repaid all of the $750 million and $650 million in principal amount of its Senior Notes VV and CC, respectively, using remaining cash on hand attributable to its September 2021 senior notes offering and proceeds from issuances under its commercial paper program.

EPO’s senior notes are unconditionally guaranteed on an unsecured and unsubordinated basis by the Partnership.

See Note 20, Subsequent Event, for information regarding the issuance of Senior Notes FFF and GGG in January 2023.

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

Letters of Credit

At December 31, 2022, EPO had $83 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at December 31, 2022.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2019:

Common units outstanding at December 31, 2019	2,189,226,130
Common units issued to Skyline North Americas, Inc. in connection with settlement of Liquidity Option in March 2020	54,807,352
Treasury units acquired in connection with settlement of the Liquidity Option in March 2020	(54,807,352)
Common unit repurchases under 2019 Buyback Program	(8,978,317)
Common units issued in connection with the vesting of phantom unit awards, net	3,162,095
Common units exchanged for preferred units in September 2020, with the common units received being immediately cancelled	(1,120,588)
Other	19,638
Common units outstanding at December 31, 2020	2,182,308,958
Common unit repurchases under 2019 Buyback Program	(9,891,956)
Common units issued in connection with the vesting of phantom unit awards, net	3,936,437
Other	26,148
Common units outstanding at December 31, 2021	2,176,379,587
Common unit repurchases under 2019 Buyback Program	(10,166,923)
Common units issued in connection with the vesting of phantom unit awards, net	4,571,333
Other	22,350
Common units outstanding at December 31, 2022	2,170,806,347

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

Registration Statements
We have a universal shelf registration statement (the “2021 Shelf”) on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.  The 2021 Shelf replaced our prior universal shelf registration statement, which was set to expire in March 2022.

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the three years ended December 31, 2022.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of December 31, 2022.

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

The Partnership repurchased 10,166,923 and 9,891,956 common units under the 2019 Buyback Program through open market purchases during the years ended December 31, 2022 and 2021, respectively.  The total cost of these repurchases, including commissions and fees, was $250 million and $214 million, respectively.  During the year ended December 31, 2020, the Partnership repurchased 8,978,317 common units under the 2019 Buyback Program through open market and private purchases for a total cost, including commissions and fees, of $186 million.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At December 31, 2022, the remaining available capacity under the 2019 Buyback Program was $1.3 billion.

Common Units Delivered Under DRIP and EUPP
The Partnership has a registration statement on file with the SEC authorizing the issuance or other delivery of our common units in connection with a distribution reinvestment plan (“DRIP”).  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional common units.

In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance or other delivery of our common units in connection with an employee unit purchase plan (“EUPP”).  In November 2022, our unitholders approved the amendment and restatement of the EUPP.  As a result, the maximum aggregate number of common units that have been, or in the future may be, delivered under the EUPP was increased from 8,000,000 common units to 23,000,000 common units, and the term of the plan was extended to November 2032.

We have the sole discretion to determine whether common units purchased under the DRIP and EUPP will come from our authorized but unissued common units or from common units purchased on the open market by each plan’s administrator.  During each of the years ended December 31, 2022, 2021 and 2020, the Partnership used common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP.  This election is subject to change in future quarters depending on the Partnership’s need for equity capital.  Agents of the Partnership purchased 6,392,846, 6,363,197 and 6,982,963 common units on the open market and delivered them to participants in the DRIP and EUPP during the years ended December 31, 2022, 2021 and 2020, respectively.  Apart from $3 million, $3 million and $2 million attributable to the plan discount available to all participants in the EUPP during 2022, 2021 and 2020, respectively, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We used open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution paid on February 14, 2023.

After taking into account the number of common units delivered under the DRIP through December 31, 2022, we have the capacity to deliver an additional 39,951,651 common units under this plan.  Likewise, we have the capacity to deliver an additional 16,226,159 common units under the EUPP.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,571,333, 3,936,437 and 3,162,095 new common units to employees in connection with the vesting of phantom unit awards during the years ended December 31, 2022, 2021 and 2020, respectively.  See Note 13 for information regarding our phantom unit awards.

Redeemable Preferred Limited Partner Interests

The following table summarizes changes in the number of our preferred units outstanding since September 30, 2020:

Original issuance of preferred units outstanding on September 30, 2020	50,000
Paid-in kind distribution to related party	138
Preferred units outstanding at December 31, 2020	50,138
Paid-in kind distribution to related party	274
Preferred units outstanding at December 31, 2021	50,412
Preferred units outstanding at December 31, 2022	50,412

On September 30, 2020, the Partnership issued and sold an aggregate of 50,000 Series A Cumulative Convertible Preferred Units in a private placement transaction.  The preferred units represent a new class of limited partner interests authorized under the Partnership Agreement.  The stated value of each preferred unit is $1,000 per unit.  The total offering price for the preferred units was $50 million, of which $32 million was received in cash with the remaining $18 million funded through the exchange of 1,120,588 of the Partnership’s common units owned by the purchasers.  Cash proceeds from the preferred unit offering include $15 million received from a privately held affiliate of EPCO for the purchase of 15,000 preferred units.  Offering expenses were approximately $1 million.

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

In November 2020, the Partnership made its first quarterly distribution to third party and related party preferred unitholders.  The distribution was valued at $1 million, consisting of PIK distributions of 138 new preferred units and less than $1 million in cash.

During the year ended December 31, 2021, the Partnership made quarterly distributions to its third party and related party preferred unitholders valued at $3 million, consisting of PIK distributions of 274 new preferred units and $3 million in cash.

During the year ended December 31, 2022, the Partnership made quarterly cash distributions to its preferred unitholders for $3 million.

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

Our Consolidated Balance Sheet at December 31, 2022 presents the capital accounts of the third-party purchasers of the preferred units as mezzanine equity since the terms of the preferred units allow for cash redemption by the holders in a Change of Control event, without regard to the likelihood of such an event.  The preferred units held by OTA are presented as treasury units in consolidation since their ultimate disposition remains under the control of the Partnership.

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

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2020	$(93)	$(74)	$2	$(165)
Other comprehensive income (loss) for period, before reclassifications	(678)	183	–	(495)
Reclassification of losses (gains) to net income during period	908	38	–	946
Total other comprehensive income (loss) for period	230	221	–	451
Accumulated Other Comprehensive Income (Loss), December 31, 2021	137	147	2	286
Other comprehensive income (loss) for period, before reclassifications	254	26	–	280
Reclassification of losses (gains) to net income during period	(220)	19	–	(201)
Total other comprehensive income (loss) for period	34	45	–	79
Accumulated Other Comprehensive Income (Loss), December 31, 2022	$171	$192	$2	$365

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the years indicated:

		For the Year Ended December 31,
Losses (gains) on cash flow hedges:	Location	2022	2021
Interest rate derivatives	Interest expense	$19	$38
Commodity derivatives	Revenue	(181)	893
Commodity derivatives	Operating costs and expenses	(39)	15
Total		$(201)	$946

For information regarding our interest rate and commodity derivative instruments, see Note 14.

Noncontrolling Interests

Noncontrolling interests represent third party ownership interests in our consolidated subsidiaries.  The following table presents the components of noncontrolling interests as reported on our Consolidated Balance Sheets at the dates indicated:

	At December 31,
Consolidated Subsidiary	2022	2021
Breviloba LLC (“Breviloba”)(1)	$448	$462
Whitethorn Pipeline Company LLC (“Whitethorn”)(2)	183	188
Enterprise Navigator Ethylene Terminal LLC (“ENET”)(3)	141	142
Other (4)	307	318
Total noncontrolling interests in consolidated subsidiaries	$1,079	$1,110

(1)	Altus Midstream Processing LP acquired a noncontrolling 33% equity interest in Breviloba, which owns the Shin Oak NGL Pipeline.
(2)	An affiliate of Western Gas Partners, LP owns a noncontrolling 20% equity interest in Whitethorn, which owns the majority of our Midland-to-ECHO 1 Pipeline.
(3)	Navigator Ethylene Terminals LLC owns a noncontrolling 50% equity interest in ENET, which owns our ethylene export terminal located at Morgan’s Point on the Houston Ship Channel.
(4)	Primarily represents noncontrolling equity interests in NGL fractionation and pipeline businesses.

Net income attributable to noncontrolling interests was $125 million, $117 million and $110 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Cash Distributions

The following table presents Enterprise’s declared quarterly cash distribution rates per common unit with respect to the quarter indicated.  Actual cash distributions are paid by Enterprise within 45 days after the end of each fiscal quarter.

	Quarterly Distribution Per Common Unit	Record Date	Payment Date
2020:
1st Quarter	$0.4450	4/30/2020	5/12/2020
2nd Quarter	$0.4450	7/31/2020	8/12/2020
3rd Quarter	$0.4450	10/30/2020	11/12/2020
4th Quarter	$0.4500	1/29/2021	2/11/2021
2021:
1st Quarter	$0.4500	4/30/2021	5/12/2021
2nd Quarter	$0.4500	7/30/2021	8/12/2021
3rd Quarter	$0.4500	10/29/2021	11/12/2021
4th Quarter	$0.4650	1/31/2022	2/11/2022
2022:
1st Quarter	$0.4650	4/29/2022	5/12/2022
2nd Quarter	$0.4750	7/29/2022	8/12/2022
3rd Quarter	$0.4750	10/31/2022	11/14/2022
4th Quarter	$0.4900	1/31/2023	2/14/2023

On January 5, 2023, we announced that the Board of Enterprise GP declared a quarterly cash distribution of $0.490 per common unit, or $1.96 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the fourth quarter of 2022.  The quarterly distribution was paid on February 14, 2023 to unitholders of record as of the close of business on January 31, 2023.  The total amount paid was $1.07 billion, which includes $9 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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
	For the Year Ended December 31,
	2022	2021	2020
NGL Pipelines & Services:
Sales of NGLs and related products	$21,307	$13,716	$8,971
Segment midstream services:
Natural gas processing and fractionation	1,431	1,036	757
Transportation	987	976	1,037
Storage and terminals	534	574	412
Total segment midstream services	2,952	2,586	2,206
Total NGL Pipelines & Services	24,259	16,302	11,177
Crude Oil Pipelines & Services:
Sales of crude oil	17,301	9,519	5,411
Segment midstream services:
Transportation	807	929	805
Storage and terminals	453	454	473
Total segment midstream services	1,260	1,383	1,278
Total Crude Oil Pipelines & Services	18,561	10,902	6,689
Natural Gas Pipelines & Services:
Sales of natural gas	5,019	3,413	1,530
Segment midstream services:
Transportation	1,241	987	1,023
Total segment midstream services	1,241	987	1,023
Total Natural Gas Pipelines & Services	6,260	4,400	2,553
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	8,003	8,196	5,943
Segment midstream services:
Fractionation and isomerization	222	275	188
Transportation, including marine logistics	585	485	483
Storage and terminals	296	247	167
Total segment midstream services	1,103	1,007	838
Total Petrochemical & Refined Products Services	9,106	9,203	6,781
Total consolidated revenues	$58,186	$40,807	$27,200

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

We recognize midstream service revenues in connection with the equity NGL-equivalents we receive under commodity-based contracts (once the processing service has been performed and we are entitled to such volumes).  The value assigned to this non-cash consideration and related inventory is based on the market value of the equity NGL-equivalents at the time the services are performed. As noted previously, we also recognize product sales revenue, along with a corresponding cost of sales, when these NGLs are delivered and sold to downstream customers under NGL marketing contracts.

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

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at the dates indicated:

		December 31,
Contract Asset	Location	2022	2021
Unbilled revenue (current amount)	Prepaid and other current assets	$6	$15
Total		$6	$15

		December 31,
Contract Liability	Location	2022	2021
Deferred revenue (current amount)	Other current liabilities	$181	$196
Deferred revenue (noncurrent)	Other long-term liabilities	320	250
Total		$501	$446

The following table presents significant changes in our unbilled revenue and deferred revenue balances during the years indicated:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2019	$18	$315
Amount included in opening balance transferred to other accounts during period (1)	(18)	(114)
Amount recorded during period (2)	323	661
Amounts recorded during period transferred to other accounts (1)	(304)	(497)
Other changes	–	(21)
Balance at December 31, 2020	$19	$344
Amount included in opening balance transferred to other accounts during period (1)	(19)	(148)
Amount recorded during period (2)	277	954
Amounts recorded during period transferred to other accounts (1)	(262)	(700)
Other changes	–	(4)
Balance at December 31, 2021	$15	$446
Amount included in opening balance transferred to other accounts during period (1)	(15)	(203)
Amount recorded during period (2)	155	950
Amounts recorded during period transferred to other accounts (1)	(149)	(687)
Other changes	–	(5)
Balance at December 31, 2022	$6	$501

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year. These amounts represent the revenues we expect to recognize in future periods from these contracts as of December 31, 2022.

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

Period	Fixed Consideration
One Year Ended December 31, 2023	$3,588
One Year Ended December 31, 2024	3,396
One Year Ended December 31, 2025	2,948
One Year Ended December 31, 2026	2,764
One Year Ended December 31, 2027	2,551
Thereafter	9,899
Total	$25,146

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

	For the Year Ended December 31,
	2022	2021	2020
Operating income	$6,907	$6,103	$5,035
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	2,107	2,011	1,962
Asset impairment charges in operating costs and expenses	53	233	890
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	1	5	(4)
General and administrative costs	241	209	220
Non-refundable payments received from shippers attributable to make-up rights (2)	144	85	118
Subsequent recognition of revenues attributable to make-up rights (3)	(97)	(138)	(33)
Total segment gross operating margin	$9,356	$8,508	$8,188

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Gross operating margin by segment:
NGL Pipelines & Services	$5,142	$4,316	$4,182
Crude Oil Pipelines & Services	1,655	1,680	1,997
Natural Gas Pipelines & Services	1,042	1,155	927
Petrochemical & Refined Products Services	1,517	1,357	1,082
Total segment gross operating margin	$9,356	$8,508	$8,188

Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Year ended December 31, 2022	$24,244	$18,548	$6,229	$9,106	$–	$58,127
Year ended December 31, 2021	16,293	10,849	4,382	9,203	–	40,727
Year ended December 31, 2020	11,170	6,669	2,543	6,781	–	27,163
Revenues from related parties:
Year ended December 31, 2022	15	13	31	–	–	59
Year ended December 31, 2021	9	53	18	–	–	80
Year ended December 31, 2020	7	20	10	–	–	37
Intersegment and intrasegment revenues:
Year ended December 31, 2022	65,760	46,625	888	18,304	(131,577)	–
Year ended December 31, 2021	55,796	29,985	650	22,110	(108,541)	–
Year ended December 31, 2020	29,010	24,531	460	5,380	(59,381)	–
Total revenues:
Year ended December 31, 2022	90,019	65,186	7,148	27,410	(131,577)	58,186
Year ended December 31, 2021	72,098	40,887	5,050	31,313	(108,541)	40,807
Year ended December 31, 2020	40,187	31,220	3,013	12,161	(59,381)	27,200
Equity in income (loss) of unconsolidated affiliates:
Year ended December 31, 2022	149	308	5	2	–	464
Year ended December 31, 2021	120	456	6	1	–	583
Year ended December 31, 2020	121	301	6	(2)	–	426

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

Information by business segment, together with reconciliations to our Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
Year ended December 31, 2022	$17,283	$6,760	$9,721	$7,770	$2,867	$44,401
Year ended December 31, 2021	17,202	6,974	8,560	7,736	1,616	42,088
Year ended December 31, 2020	17,128	6,983	8,466	7,528	1,808	41,913
Investments in unconsolidated affiliates: (see Note 5)
Year ended December 31, 2022	640	1,677	32	3	–	2,352
Year ended December 31, 2021	656	1,738	31	3	–	2,428
Year ended December 31, 2020	672	1,724	31	2	–	2,429
Intangible assets, net: (see Note 6)
Year ended December 31, 2022	865	1,776	1,206	118	–	3,965
Year ended December 31, 2021	317	1,860	849	125	–	3,151
Year ended December 31, 2020	334	1,937	905	133	–	3,309
Goodwill: (see Note 6)
Year ended December 31, 2022	2,811	1,841	–	956	–	5,608
Year ended December 31, 2021	2,652	1,841	–	956	–	5,449
Year ended December 31, 2020	2,652	1,841	–	956	–	5,449
Segment assets:
Year ended December 31, 2022	21,599	12,054	10,959	8,847	2,867	56,326
Year ended December 31, 2021	20,827	12,413	9,440	8,820	1,616	53,116
Year ended December 31, 2020	20,786	12,485	9,402	8,619	1,808	53,100

Segment assets consist of property, plant and equipment, investments in unconsolidated affiliates, intangible assets and goodwill.  The carrying values of such amounts are assigned to each segment based on each asset’s or investment’s principal operations and contribution to the gross operating margin of that particular segment.  Since construction-in-progress (a component of property, plant and equipment) does not contribute to segment gross operating margin, such amounts are excluded from segment asset totals until the underlying assets are placed in service.  Intangible assets and goodwill are assigned to each segment based on the classification of the assets to which they relate.  The remainder of our consolidated total assets, which consist primarily of working capital assets, are excluded from segment assets since these amounts are not attributable to one specific segment (e.g., cash).

Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Consolidated revenues:
NGL Pipelines & Services	$24,259	$16,302	$11,177
Crude Oil Pipelines & Services	18,561	10,902	6,689
Natural Gas Pipelines & Services	6,260	4,400	2,553
Petrochemical & Refined Products Services	9,106	9,203	6,781
Total consolidated revenues	$58,186	$40,807	$27,200

Consolidated costs and expenses:
Operating costs and expenses:
Cost of sales	$45,836	$29,887	$16,723
Other operating costs and expenses (1)	3,454	2,915	2,800
Depreciation, amortization and accretion	2,158	2,038	1,962
Impairment of goodwill	–	–	296
Impairment of assets other than goodwill	53	233	594
Net losses (gains) attributable to asset sales and related matters	1	5	(4)
General and administrative costs	241	209	220
Total consolidated costs and expenses	$51,743	$35,287	$22,591

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

Major Customer Information

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  For the year ended December 31, 2022, Vitol Holding B.V. and its affiliates (collectively, “Vitol”) accounted for $5.92 billion, or 10.2%, of our consolidated revenues.  Vitol is a global energy and commodity trading company. Revenues earned from Vitol during 2022 are included within each of our four business segments.

No single customer accounted for 10% or more of our consolidated revenues during the years ended December 31, 2021 or 2020.

Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$5,487	$4,634	$3,775
Earnings allocated to phantom unit awards (1)	(46)	(37)	(32)
Net income allocated to common unitholders	$5,441	$4,597	$3,743

Basic weighted-average number of common units outstanding	2,178	2,183	2,186

Basic earnings per common unit	$2.50	$2.11	$1.71

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$5,487	$4,634	$3,775
Net income attributable to preferred units	3	4	1
Net income attributable to limited partners	$5,490	$4,638	$3,776

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,178	2,183	2,186
Phantom units (2)	19	18	16
Preferred units (2)	2	2	–
Total	2,199	2,203	2,202

Diluted earnings per common unit	$2.50	$2.10	$1.71

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 13 for information regarding the phantom units.
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

(1)
Assumed liabilities primarily include accounts payable, other current liabilities, lease liabilities and asset retirement obligations.  Acquired other assets primarily include accounts receivable, other current assets and ROU assets.  None of these amounts were considered individually significant.

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

The financial results for the processing activities of the acquired business are reported under the NGL Pipelines & Services business segment and the gathering activities are reported under the Natural Gas Pipelines & Services business segment.

The contribution of this newly acquired business to our consolidated revenues and net income was not material during the year ended December 31, 2022.  Additionally, acquisition related costs were not material during the year ended December 31, 2022.

On a historical pro forma basis, our revenues, costs and expenses, operating income, net income attributable to common unitholders and earnings per unit for the years ended December 31, 2022 and 2021 would not have differed materially from those we actually reported had the acquisition been completed on January 1, 2021 rather than February 17, 2022.

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Equity-classified awards:
Phantom unit awards	$153	$146	$150
Profits interest awards	4	6	9
Total	$157	$152	$159

The fair value of equity-classified awards is amortized to earnings over the requisite service or vesting period.  Equity-classified awards are expected to result in the issuance of the Partnership’s common units upon vesting.
In November 2022, our unitholders approved the 2008 Enterprise Products Long-Term Incentive Plan (Fourth Amendment and Restatement) (referred to as the “2008 Plan”).  The 2008 Plan, which was also approved by (i) the Incentive Plan Administration Subcommittee (the “IPA Subcommittee”) of the Governance Committee of the Board of Enterprise GP and (ii) the Board of Enterprise GP, is a plan under which any non-employee director, employee or consultants of EPCO, the Partnership or its affiliates providing services, directly or indirectly, for the Partnership or its subsidiaries may receive incentive compensation awards in the form of options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit awards, other unit-based awards or substitute awards.
The maximum number of the Partnership’s common units authorized for issuance under the 2008 Plan was 165,000,000 at December 31, 2022.  The 2008 Plan is effective until November 22, 2032 or, if earlier, until (i) the time that all available common units under the 2008 Plan have been delivered to participants or (ii) the time of termination of the 2008 Plan by the Board of Directors of EPCO or by the IPA Subcommittee.  After giving effect to awards granted under the 2008 Plan through December 31, 2022, a total of 115,360,224 additional common units were available for issuance.  After taking into account tax withholding requirements, we issued 4,571,333, 3,936,437 and 3,162,095 common units in connection with the vesting of phantom unit awards in the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table presents phantom unit award activity for the years indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2019	12,974,684	$27.21
Granted (2)	7,405,245	$25.71
Vested	(4,532,269)	$26.35
Forfeited	(178,218)	$26.73
Phantom unit awards at December 31, 2020	15,669,442	$26.76
Granted (3)	7,720,645	$21.30
Vested	(5,648,281)	$26.98
Forfeited	(570,887)	$24.44
Phantom unit awards at December 31, 2021	17,170,919	$24.31
Granted (4)	7,968,880	$24.11
Vested	(6,616,741)	$25.08
Forfeited	(540,113)	$23.92
Phantom unit awards at December 31, 2022	17,982,945	$23.94

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2020 was $190 million based on a grant date market price of the Partnership’s common units ranging from $16.95 to $25.76 per unit.  An estimated annual forfeiture rate of 2.4% was applied to these awards.

(3)
The aggregate grant date fair value of phantom unit awards issued during 2021 was $164 million based on a grant date market price of the Partnership’s common units ranging from $20.79 to $22.05 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

(4)
The aggregate grant date fair value of phantom unit awards issued during 2022 was $192 million based on a grant date market price of the Partnership’s common units ranging from $24.10 to $26.62 per unit.  An estimated annual forfeiture rate of 2.1% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Cash payments made in connection with DERs	$34	$31	$27
Total intrinsic value of phantom unit awards that vested during period	$160	$124	$115

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $153 million at December 31, 2022, of which our share of such cost is currently estimated to be $123 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

Profits Interest Awards

In 2016 and 2018, EPCO Holdings Inc. (“EPCO Holdings”), a privately held affiliate of EPCO, contributed a portion of the Partnership’s common units it owned to form limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them a “profits interest” (in the form of a Class B limited partner interest) in an Employee Partnership.  The Employee Partnerships named (i) EPD PubCo Unit I L.P. (“PubCo I”), (ii) EPD PubCo Unit II L.P. (“PubCo II”), and (iii) EPD PrivCo Unit I L.P. (“PrivCo I”) were formed by EPCO Holdings in 2016.  The Employee Partnerships named (i) EPD 2018 Unit IV L.P. (“EPD IV”) and (ii) EPCO Unit II L.P. (“EPCO II”) were formed by EPCO Holdings in 2018.  The Class B limited partner interests of PubCo I vested in February 2020.  The Class B limited partner interests of PubCo II and PrivCo I vested in June 2021.

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

The following table summarizes key elements of each Employee Partnership as of December 31, 2022:

Employee Partnership	Partnership Common Units Contributed by EPCO Holdings	Class A Capital Base (1)	Class A Preference Return Per Unit	Expected Vesting/ Liquidation Date	Estimated Fair Value of Profits Interest Awards (2)	Unrecognized Compensation Cost (3)
EPD IV	6,400,000	$173	$0.4325	December 2023	$25	$4
EPCO II	1,600,000	$43	$0.4325	December 2023	$6	$–

(1)	Represents the fair market value of the Partnership’s common units contributed to each Employee Partnership at the applicable contribution date.
(2)
Represents the total fair value of the profits interest awards awarded to the Class B limited partners of each Employee Partnership irrespective of how such costs will be allocated between us and EPCO and its privately held affiliates.  The fair value is as of the grant date or as of the plan modification date, as applicable.

(3)	Represents our expected share of the unrecognized compensation cost at December 31, 2022, which we expect to recognize over a weighted-average period of 0.9 years.

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

Interest Rate Hedging Activities

We may utilize interest rate swaps, forward-starting swaps, options to enter into forward-starting swaps (“swaptions”), treasury locks and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain consolidated debt agreements.  This strategy may be used in controlling our overall cost of capital associated with such borrowings.

Treasury Locks
A treasury lock is an agreement that fixes the price (or yield) of a specified U.S. treasury security for an established period of time.  We use treasury lock agreements to hedge our exposure to interest rate changes and to reduce the volatility of financing costs on an expected future debt issuance.  During the fourth quarter of 2022, we entered into a treasury lock transaction to fix the ten-year treasury rate at 3.45% on a notional amount of $750 million.  In January 2023, we entered into an additional treasury lock transaction to fix the three-year treasury rate at 4.165% on a notional amount of $750 million.  The purpose of these transactions was to hedge the underlying interest rate risk associated with debt issuances expected to occur in January 2023 (see Note 20).  Both of our treasury lock transactions were designated as cash flow hedges of the interest payments associated with the expected debt issuances.  In January 2023, we terminated both treasury lock transactions simultaneously with our issuance of the three-year and ten-year notes and received total cash proceeds of $21 million.  As cash flow hedges, gains on these derivative instruments are reflected as a component of accumulated other comprehensive income and will be amortized to earnings as a reduction to interest expense over the full term of each issuance.

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

During 2021, we terminated an aggregate $1.1 billion notional amount of forward-starting swaps, which resulted in net cash proceeds of $75 million.  Since the original swaptions associated with certain of these forward-starting swaps were not designated as hedging instruments and were subject to mark-to-market accounting, we previously incurred an unrealized, mark-to-market loss at inception of the forward starting swaps of $48 million that was reflected as an increase in interest expense in 2019.  Immediately following exercise of the swaptions and being put into the forward-starting swaps, these instruments were designated as cash flow hedges.  For the period from inception through the termination date in March 2021, we recognized cumulative gains on the forward-starting swaps of $123 million in accumulated other comprehensive income, of which $99 million is being reclassified to earnings (as a decrease in interest expense) over the 30-year life of the associated debt through February 2053 and $22 million will be reclassified to earnings (as a decrease in interest expense) over the cumulative life of the associated Senior Notes GGG (see Note 20) and future debt obligations.  We reclassified $2 million of the cumulative gain as a decrease in interest expense in 2021.

During 2020, we terminated an aggregate $575 million notional amount of forward-starting swaps, which resulted in net cash payments of $33 million.  As cash flow hedges, losses on these derivative instruments are reflected as a component of accumulated other comprehensive loss and are being amortized to earnings (as an increase in interest expense) over the 30-year life of the associated debt through January 2051.

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

At December 31, 2022, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2022 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	12.9	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	20.3	0.4	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	2.8	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	163.1	0.2	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	170.4	1.8	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.1	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	9.4	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	6.5	n/a	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	1.0	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.4	3.0	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	16.0	n/a	Mark-to-market
NGL risk management activities (MMBbls) (3)	35.8	0.1	Mark-to-market
Refined products risk management activities (MMBbls) (3)	3.8	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	26.1	n/a	Mark-to-market

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

The carrying amount of our inventories subject to fair value hedges was $12 million and $102 million at December 31, 2022 and 2021, respectively.

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

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$26	Current assets	$–	Current liabilities	$–	Current liabilities	$–
Commodity derivatives	Current assets	$422	Current assets	$195	Current liabilities	$316	Current liabilities	$212
Commodity derivatives	Other assets	43	Other assets	–	Other liabilities	58	Other liabilities	1
Total commodity derivatives		465		195		374		213
Total derivatives designated as hedging instruments		$491		$195		$374		$213

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$21	Current assets	$42	Current liabilities	$38	Current liabilities	$42
Commodity derivatives	Other assets	–	Other assets	2	Other liabilities	–	Other liabilities	1
Total commodity derivatives		21		44		38		43
Total derivatives not designated as hedging instruments		$21		$44		$38		$43

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2022:
Interest rate derivatives	$26	$–	$26	$–	$–	$–	$26
Commodity derivatives	486	–	486	(411)	–	(74)	1
As of December 31, 2021:
Commodity derivatives	$239	$–	$239	$(233)	$–	$–	$6

	Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) + (iv)
As of December 31, 2022:
Commodity derivatives	$412	$–	$412	$(411)	$–	$1
As of December 31, 2021:
Commodity derivatives	$256	$–	$256	$(233)	$(17)	$6

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Statements of Consolidated Operations for the years indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2022	2021	2020
Commodity derivatives	Revenue	$(103)	$(243)	$(88)
Total		$(103)	$(243)	$(88)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Year Ended December 31,
		2022	2021	2020
Commodity derivatives	Revenue	$66	$226	$168
Total		$66	$226	$168

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Statements of Consolidated Operations and Statements of Consolidated Comprehensive Income for the years indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) On Derivative
	For the Year Ended December 31,
	2022	2021	2020
Interest rate derivatives	$26	$183	$(127)
Commodity derivatives – Revenue (1)	227	(658)	134
Commodity derivatives – Operating costs and expenses (1)	27	(20)	(10)
Total	$280	$(495)	$(3)

(1)	The fair value of these derivative instruments will be reclassified to their respective locations on the Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Year Ended December 31,
		2022	2021	2020
Interest rate derivatives	Interest expense	$(19)	$(38)	$(39)
Commodity derivatives	Revenue	181	(893)	283
Commodity derivatives	Operating costs and expenses	39	(15)	(10)
Total		$201	$(946)	$234

Over the next twelve months, we expect to reclassify $2 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense.  Likewise, we expect to reclassify $188 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $206 million as an increase in revenue and $18 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Statements of Consolidated Operations for the years indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2022	2021	2020
Commodity derivatives	Revenue	$74	$150	$166
Commodity derivatives	Operating costs and expenses	14	1	–
Total		$88	$151	$166

The $88 million net gain recognized for the year ended December 31, 2022 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $136 million of net realized gains and $48 million of net unrealized mark-to-market losses attributable to commodity derivatives.

In total and inclusive of both fair value hedges and derivatives not designated as hedging instruments, unrealized mark-to-market gains (losses) included in gross operating margin were as follows for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Mark-to-market gains (losses) in gross operating margin:
NGL Pipelines & Services	$(52)	$40	$48
Crude Oil Pipelines & Services	(30)	(3)	20
Natural Gas Pipelines & Services	(3)	(2)	6
Petrochemical & Refined Products Services	7	(8)	5
Total mark-to-market impact on gross operating margin	$(78)	$27	$79

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

	At December 31, 2022 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives:	$–	$26	$–	$26
Commodity derivatives:
Value before application of CME Rule 814	166	1,170	–	1,336
Impact of CME Rule 814	(161)	(689)	–	(850)
Total commodity derivatives	5	481	–	486
Total	$5	$507	$–	$512

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$95	$1,118	$–	$1,213
Impact of CME Rule 814	(90)	(711)	–	(801)
Total commodity derivatives	5	407	–	412
Total	$5	$407	$–	$412

In the aggregate, the fair value of our commodity hedging portfolios at December 31, 2022 was a net derivative asset of $123 million prior to the impact of CME Rule 814.

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

Financial assets and liabilities recorded on the balance sheet at December 31, 2022 and 2021 using significant unobservable inputs (Level 3) and changes in the fair value of our recurring Level 3 financial assets and liabilities on a combined basis during the related periods were not material to the Consolidated Financial Statements.

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $24.2 billion and $33.5 billion at December 31, 2022 and 2021, respectively.  The aggregate carrying value of these debt obligations was $27.5 billion and $29.6 billion at December 31, 2022 and 2021, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Revenues – related parties:
Unconsolidated affiliates	$59	$80	$37
Costs and expenses – related parties:
EPCO and its privately held affiliates	$1,289	$1,156	$1,144
Unconsolidated affiliates	209	265	204
Total	$1,498	$1,421	$1,348

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	December 31,
	2022	2021
Accounts receivable - related parties:
EPCO and its privately held affiliates	$1	$1
Unconsolidated affiliates	10	20
Total	$11	$21

Accounts payable - related parties:
EPCO and its privately held affiliates	$221	$151
Unconsolidated affiliates	11	16
Total	$232	$167

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

At December 31, 2022, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,408,661 common units	32.4%

Of the total number of Partnership common units held by EPCO and its privately held affiliates, 92,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at December 31, 2022.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any.  During the years ended December 31, 2022, 2021 and 2020, we paid EPCO and its privately held affiliates cash distributions totaling $1.3 billion, $1.2 billion and $1.2 billion, respectively.

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  For each of the years ended December 31, 2022, 2021 and 2020, we recognized $13 million of related party operating lease expense in connection with these office space leases.

EPCO ASA
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

The following table presents our related party costs and expenses attributable to the ASA with EPCO for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Operating costs and expenses	$1,124	$1,011	$999
General and administrative expenses	146	135	129
Total costs and expenses	$1,270	$1,146	$1,128

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

Relationships with Unconsolidated Affiliates

Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations.  The following information summarizes significant related party transactions with our unconsolidated affiliates:

•
For the years ended December 31, 2022, 2021 and 2020, we paid Seaway $20 million, $104 million and $72 million, respectively, for pipeline transportation and storage services in connection with our crude oil marketing activities.  Revenues from Seaway were $15 million, $43 million and $20 million for the years ended December 31, 2022, 2021 and 2020, respectively.

•	For the years ended December 31, 2022, 2021 and 2020, we purchased $107 million, $94 million and $51 million, respectively, of NGLs from VESCO.

•
We pay Promix for the transportation, storage and fractionation of NGLs.  Expenses with Promix were $41 million, $27 million and $24 million for the years ended December 31, 2022, 2021 and 2020, respectively.  In addition, we sell natural gas to Promix for its plant fuel requirements.  Revenues from Promix were $22 million, $12 million and $6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

•	For the years ended December 31, 2022, 2021 and 2020, we paid Texas Express $31 million, $28 million and $29 million, respectively, for pipeline transportation services.

•	For the years ended December 31, 2022, 2021 and 2020, we paid Eagle Ford Crude Oil Pipeline $3 million, $4 million and $21 million, respectively, for pipeline transportation services.

•
We perform management services for certain of our unconsolidated affiliates.  We charged such affiliates $12 million, $13 million and $10 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 16.  Income Taxes

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in “qualifying income” (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2022, 2021 and 2020 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income tax on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner’s individual tax basis in our limited partner interests.

The following table presents the components of our consolidated benefit from (provision for) income taxes for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Deferred tax benefit (provision) attributable to OTA	$(22)	$(28)	$155
Texas Margin Tax	(56)	(42)	(32)
Other	(4)	–	1
Benefit from (provision for) income taxes	$(82)	$(70)	$124

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the years ended December 31, 2022, 2021 and 2020.

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

At March 5, 2020, the Liquidity Option liability amount was $512 million.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $440 million on that date, we recognized a non-cash benefit in earnings of $72 million, which is reflected in the “Benefit from (provision for) income tax” line on our Statement of Consolidated Operations for the year ended December 31, 2020.  OTA recognized an additional net, non-cash deferred income tax benefit of $83 million primarily due to a decrease in the outside basis difference of its investment in the Partnership attributable to a decline in the market price of the Partnership’s common units subsequent to March 5, 2020 through September 30, 2020.  In total, earnings for the year ended December 31, 2020 reflect $155 million of net deferred income tax benefit attributable to OTA.

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

Tabular Disclosures Regarding Income Taxes

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Year Ended December 31,
	2022	2021	2020
Current portion of income tax benefit (provision):
Federal	$(2)	$2	$3
State	(18)	(31)	(26)
Foreign	(2)	(1)	(1)
Total current portion	(22)	(30)	(24)
Deferred portion of income tax benefit (provision):
Federal	(20)	(27)	142
State	(40)	(13)	6
Foreign	–	–	–
Total deferred portion	(60)	(40)	148
Total benefit from (provision for) income taxes	$(82)	$(70)	$124

A reconciliation of the benefit from (provision for) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2022	2021	2020
Pre-Tax Net Book Income (“NBI”)	$5,697	$4,825	$3,762

Texas Margin Tax (1)	(56)	(42)	(32)
State income tax benefit (provision), net of federal benefit (2)	(1)	(1)	9
Federal income tax benefit (provision) computed by applying the federal statutory rate to NBI of corporate entities	(15)	(13)	80
Federal benefit attributable to settlement of Liquidity Option Agreement (2)	–	–	68
Valuation allowance (3)	(8)	(14)	–
Other	(2)	–	(1)
Benefit from (provision for) income taxes	$(82)	$(70)	$124

Effective income tax rate	(1.4)%	(1.5)%	3.3%

(1)
Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

(2)
The total benefit recognized in income tax expense on March 5, 2020 from settlement of the Liquidity Option was $72 million, which is comprised of $4 million of state income tax benefit and $68 million of federal income tax benefit.

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

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	December 31,
	2022	2021
Deferred tax liabilities:
Attributable to investment in OTA	$406	$384
Attributable to property, plant and equipment	133	118
Attributable to investments in other entities	5	5
Other	60	14
Total deferred tax liabilities	604	521
Deferred tax assets:
Net operating loss carryovers (1)	22	14
Temporary differences related to Texas Margin Tax	4	3
Total deferred tax assets	26	17
Valuation allowance	22	14
Total deferred tax assets, net of valuation allowance	4	3
Total net deferred tax liabilities	$600	$518

(1)	The loss amount presented as of December 31, 2022 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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

There were no accruals for litigation contingencies at December 31, 2022.  Our accruals for litigation contingencies were immaterial at December 31, 2021.  We have classified our accruals for litigation contingencies in our Consolidated Balance Sheets as a component of “Other current liabilities” or “Other long-term liabilities” based on management’s estimate regarding the timing of settlement.  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

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

On September 2, 2016, we terminated AFW for cause and filed a lawsuit in the 151st Judicial Civil District Court of Harris County, Texas against AFW and its parent company, Amec Foster Wheeler plc, asserting claims for breach of contract, breach of warranty, fraudulent inducement, string-along fraud, gross negligence, professional negligence, negligent misrepresentation and attorneys’ fees.  Trial for the case began on April 19, 2022, and closing arguments were completed July 22, 2022.  Effective November 11, 2022, the parties reached a settlement of the claims underlying the lawsuit.  As part of the settlement, AFW paid $115 million in cash to Enterprise.

The settlement amount was attributable to the partial recovery of capital costs incurred during the time that Foster Wheeler served as general contractor and the partial recovery of attorneys’ fees incurred as a result of the litigation.  Based on management’s evaluation of the settlement amount relative to the damages and costs incurred, we determined that $99 million of the settlement was attributable to the partial recovery of capital costs, which is reflected as a reduction to “Property, plant and equipment, net” on our Consolidated Balance Sheets and presented as a component of “Proceeds from asset sales and other matters” on our Statements of Consolidated Cash Flows, and $16 million was attributable to the partial recovery of attorneys’ fees, which are a component of “Other, net” within the “Other income (expense)” section of our Statements of Consolidated Operations and a component of cash provided by operating activities as presented on our Statements of Consolidated Cash Flows.

Commitments Under Equity Compensation Plans of EPCO

In accordance with our agreements with EPCO, we reimburse EPCO for our share of its compensation expense attributable to employees who perform management, administrative and operating functions for us.  See Notes 13 and 15 for additional information regarding our accounting for equity-based awards and related party information, respectively.

Contractual Obligations

The following table summarizes our various contractual obligations at December 31, 2022.  A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2023	2024	2025	2026	2027	Thereafter
Scheduled maturities of debt obligations	$28,566	$1,745	$850	$1,150	$875	$575	$23,371
Estimated cash interest payments	$27,324	$1,239	$1,200	$1,158	$1,124	$1,100	$21,503
Operating lease obligations	$493	$71	$63	$49	$34	$31	$245
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas	$245	$109	$109	$27	$–	$–	$–
NGLs	$4,043	$847	$841	$705	$414	$406	$830
Crude oil	$13,138	$2,333	$2,293	$2,224	$1,902	$1,797	$2,589
Petrochemicals and refined products	$194	$105	$89	$–	$–	$–	$–
Other	$24	$7	$6	$4	$2	$2	$3
Service payment commitments	$200	$40	$34	$17	$13	$13	$83

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  Amounts shown in the preceding table represent our scheduled future maturities of debt principal for the years indicated.  See Note 7 for additional information regarding our consolidated debt obligations.

Estimated Cash Interest Payments
Our estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2022, the contractually scheduled maturities of such balances, and the applicable interest rates.  Our estimated cash payments for interest are influenced by the long-term maturities of our $2.3 billion in junior subordinated notes (due June 2067 through February 2078).  The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2022, as applicable, for each note through the respective maturity date.  See Note 7 for information regarding fixed and weighted-average variable interest rates charged in 2022.

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

The following table presents information regarding operating leases where we are the lessee at December 31, 2022:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$191	$193	10 years	3.7%
Transportation equipment	17	17	4 years	3.5%
Office and warehouse space	157	191	14 years	3.0%
Total	$365	$401

(1)	ROU asset amounts are a component of “Other assets” on our Consolidated Balance Sheet.
(2)	At December 31, 2022, lease liabilities of $60 million and $341 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
(3)
The discount rate for each category of assets represents the weighted average incremental borrowing rate adjusted for collateralization (if the implicit rate is not determinable).  In general, the discount rates are based on either (i) information available at the lease commencement date or (ii) January 1, 2019 for leases existing at the adoption date for ASC 842.

The following table disaggregates our total operating lease expense for the years indicated:

	For the Year Ended December,
	2022	2021	2020
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$59	$41	$39
Related accretion expense on lease liability balances	12	12	13
Total fixed lease expense	71	53	52
Variable lease expense	6	1	–
Subtotal operating lease expense	77	54	52
Short-term operating leases	91	54	50
Total operating lease expense	$168	$108	$102

Fixed lease expense is charged to earnings on a straight-line basis over the contractual term, with any variable lease payments expensed as incurred.  Short-term operating lease expense is expensed as incurred.  Cash paid for operating lease liabilities recorded on our balance sheet was $65 million, and $40 million, and $37 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We do not have any significant operating or direct financing leases where we are the lessor.  Our operating lease income for the years ended December 31, 2022, 2021 and 2020 was $14 million, $12 million and $11 million, respectively.  We do not have any sales-type leases.

Purchase Obligations
We define purchase obligations as agreements with remaining terms in excess of one year to purchase goods or services that are enforceable and legally binding (i.e., unconditional) on us that specify all significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions and (iii) the approximate timing of the transactions.  We classify our unconditional purchase obligations into the following categories:

•
Product purchase commitments – We have long-term product purchase obligations for natural gas, NGLs, crude oil, and petrochemicals and refined products with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table presents our estimated future payment obligations under these contracts based on the contractual price in each agreement at December 31, 2022 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

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

Other Long-Term Liabilities

The following table summarizes the components of “Other long-term liabilities” as presented on our Consolidated Balance Sheets at the dates indicated:

	December 31,
	2022	2021
Noncurrent portion of AROs (see Note 4)	$214	$159
Deferred revenues – non-current portion (see Note 9)	320	250
Lease liability – non-current portion	341	339
Derivative liabilities	58	2
Other	8	10
Total	$941	$760

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

In addition, there may be timing differences between amounts we accrue related to property damage expense, amounts we are required to pay in connection with a loss, and amounts we subsequently receive from insurance carriers as reimbursements.  Any event that materially interrupts the revenues generated by our consolidated operations, or other losses that require us to make material expenditures not reimbursed by insurance, could reduce our ability to pay distributions to our unitholders and, accordingly, adversely affect the market price of the Partnership’s common units.

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

Note 19.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Decrease (increase) in:
Accounts receivable – trade	$108	$(2,407)	$300
Accounts receivable – related parties	10	(16)	(1)
Inventories	131	867	(1,420)
Prepaid and other current assets	(97)	(404)	991
Other assets	(42)	5	(80)
Increase (decrease) in:
Accounts payable – trade	(174)	(20)	11
Accounts payable – related parties	65	17	(13)
Accrued product payables	(190)	2,663	483
Accrued interest	(26)	(2)	24
Other current liabilities	124	602	(992)
Other liabilities	37	61	(71)
Net effect of changes in operating accounts	$(54)	$1,366	$(768)

Cash payments for interest, net of $90, $80 and $115 capitalized in 2022, 2021 and 2020, respectively	$1,232	$1,231	$1,201

Cash payments for federal and state income taxes	$–	$18	$25

We incurred liabilities for construction in progress that had not been paid at December 31, 2022, 2021 and 2020 of $238 million, $183 million and $236 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Statements of Consolidated Cash Flows.

The following table presents our cash proceeds from asset sales and other matters for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Recovery of PDH 1 construction costs (see Note 17)	$99	$–	$–
Sale of natural gas gathering system and related treating facility	–	39	–
Other asset sales	23	25	13
Total	$122	$64	$13

The following table presents net gains (losses) attributable to asset sales and related matters for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Loss on involuntary conversions	$–	$(11)	$–
Net gains (losses) attributable to other asset sales	(1)	6	4
Total	$(1)	$(5)	$4

Note 20.  Subsequent Event

Issuance of $1.75 Billion of Senior Notes in January 2023

In January 2023, EPO issued $1.75 billion aggregate principal amount of senior notes comprised of (i) $750 million principal amount of senior notes due January 2026 (“Senior Notes FFF”) and (ii) $1.0 billion principal amount of senior notes due January 2033 (“Senior Notes GGG”).  Net proceeds from this offering will be used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all or a portion of our $1.25 billion principal amount of 3.35% Senior Notes HH at their maturity in March 2023 and amounts outstanding under our commercial paper program).

Senior Notes FFF were issued at 99.893% of their principal amount and have a fixed-rate interest rate of 5.05% per year.  Senior Notes GGG were issued at 99.803% of their principal amount and have a fixed-rate interest rate of 5.35% per year.  EPD guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.