Form 10-Q
period 2023-03-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2023-05-10
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 2,174,508,951 common units of Enterprise Products Partners L.P. outstanding at the close of business on April 28, 2023.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$76	$76
Restricted cash	200	130
Accounts receivable – trade, net of allowance for credit losses of $53 at March 31, 2023 and $54 at December 31, 2022	6,630	6,964
Accounts receivable – related parties	7	11
Inventories (see Note 3)	2,195	2,554
Derivative assets (see Note 13)	195	469
Prepaid and other current assets	384	394
Total current assets	9,687	10,598
Property, plant and equipment, net (see Note 4)	44,597	44,401
Investments in unconsolidated affiliates (see Note 5)	2,338	2,352
Intangible assets, net (see Note 6)	3,919	3,965
Goodwill (see Note 6)	5,608	5,608
Other assets	1,176	1,184
Total assets	$67,325	$68,108

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,149	$1,744
Accounts payable – trade	750	743
Accounts payable – related parties	63	232
Accrued product payables	7,411	7,988
Accrued interest	239	426
Derivative liabilities (see Note 13)	274	354
Other current liabilities	524	778
Total current liabilities	10,410	12,265
Long-term debt (see Note 7)	27,439	26,551
Deferred tax liabilities (see Note 15)	603	600
Other long-term liabilities	965	941
Commitments and contingent liabilities (see Note 16)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,412 units outstanding at March 31, 2023 and December 31, 2022)	49	49
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,174,508,951 units issued and outstanding at March 31, 2023, 2,170,806,347 units issued and outstanding at December 31, 2022)	27,843	27,555
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	241	365
Total partners’ equity	26,787	26,623
Noncontrolling interests in consolidated subsidiaries	1,072	1,079
Total equity	27,859	27,702
Total liabilities, preferred units, and equity	$67,325	$68,108

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Third parties	$12,431	$12,992
Related parties	13	16
Total revenues (see Note 9)	12,444	13,008
Costs and expenses:
Operating costs and expenses:
Third party and other costs	10,432	11,082
Related parties	325	315
Total operating costs and expenses	10,757	11,397
General and administrative costs:
Third party and other costs	23	25
Related parties	34	37
Total general and administrative costs	57	62
Total costs and expenses (see Note 10)	10,814	11,459
Equity in income of unconsolidated affiliates	104	117
Operating income	1,734	1,666
Other income (expense):
Interest expense	(314)	(319)
Interest income	12	1
Other, net	–	2
Total other expense, net	(302)	(316)
Income before income taxes	1,432	1,350
Provision for income taxes (see Note 15)	(10)	(19)
Net income	1,422	1,331
Net income attributable to noncontrolling interests	(31)	(34)
Net income attributable to preferred units	(1)	(1)
Net income attributable to common unitholders	$1,390	$1,296

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$0.63	$0.59

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2023	2022

Net income	$1,422	$1,331
Other comprehensive income (loss):
Cash flow hedges: (see Note 13)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	(89)	(99)
Reclassification of losses (gains) to net income	(32)	45
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	(5)	–
Reclassification of losses to net income	2	8
Total cash flow hedges	(124)	(46)
Total other comprehensive loss	(124)	(46)
Comprehensive income	1,298	1,285
Comprehensive income attributable to noncontrolling interests	(31)	(34)
Comprehensive income attributable to preferred units	(1)	(1)
Comprehensive income attributable to common unitholders	$1,266	$1,250

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$1,422	$1,331
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion	454	440
Amortization of intangible assets	46	41
Amortization of major maintenance costs for reaction-based plants	14	12
Other amortization expense	53	58
Impairment of assets other than goodwill	13	14
Equity in income of unconsolidated affiliates	(104)	(117)
Distributions received from unconsolidated affiliates attributable to earnings	104	109
Net losses (gains) attributable to asset sales and related matters	(2)	2
Deferred income tax expense	3	9
Change in fair market value of derivative instruments	3	42
Non-cash expense related to long-term operating leases (see Note 16)	16	13
Net effect of changes in operating accounts (see Note 17)	(439)	191
Net cash flows provided by operating activities	1,583	2,145
Investing activities:
Capital expenditures	(653)	(349)
Cash used for business combinations, net of cash received (See Note 17)	–	(3,204)
Distributions received from unconsolidated affiliates attributable to the return of capital	15	11
Proceeds from asset sales and other matters	2	11
Other investing activities	(1)	(1)
Cash used in investing activities	(637)	(3,532)
Financing activities:
Borrowings under debt agreements	8,321	13,444
Repayments of debt	(8,018)	(13,464)
Debt issuance costs	(17)	–
Monetization of interest rate derivative instruments	21	–
Cash distributions paid to common unitholders (see Note 8)	(1,064)	(1,012)
Cash payments made in connection with distribution equivalent rights	(9)	(8)
Cash distributions paid to noncontrolling interests	(42)	(42)
Cash contributions from noncontrolling interests	4	2
Repurchase of common units under 2019 Buyback Program	(17)	–
Other financing activities	(55)	(45)
Cash used in financing activities	(876)	(1,125)
Net change in cash and cash equivalents, including restricted cash	70	(2,512)
Cash and cash equivalents, including restricted cash, at beginning of period	206	2,965
Cash and cash equivalents, including restricted cash, at end of period	$276	$453

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2022	$27,555	$(1,297)	$365	$1,079	$27,702
Net income	1,390	–	–	31	1,421
Cash distributions paid to common unitholders	(1,064)	–	–	–	(1,064)
Cash payments made in connection with distribution equivalent rights	(9)	–	–	–	(9)
Cash distributions paid to noncontrolling interests	–	–	–	(42)	(42)
Cash contributions from noncontrolling interests	–	–	–	4	4
Repurchase and cancellation of common units under 2019 Buyback Program	(17)	–	–	–	(17)
Amortization of fair value of equity-based awards	41	–	–	–	41
Cash flow hedges	–	–	(124)	–	(124)
Other, net	(53)	–	–	–	(53)
Balance, March 31, 2023	$27,843	$(1,297)	$241	$1,072	$27,859

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2021	$26,340	$(1,297)	$286	$1,110	$26,439
Net income	1,296	–	–	34	1,330
Cash distributions paid to common unitholders	(1,012)	–	–	–	(1,012)
Cash payments made in connection with distribution equivalent rights	(8)	–	–	–	(8)
Cash distributions paid to noncontrolling interests	–	–	–	(42)	(42)
Cash contributions from noncontrolling interests	–	–	–	2	2
Amortization of fair value of equity-based awards	38	–	–	–	38
Cash flow hedges	–	–	(46)	–	(46)
Other, net	(44)	–	–	–	(44)
Balance, March 31, 2022	$26,610	$(1,297)	$240	$1,104	$26,657

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at March 31, 2023.

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

Our results of operations for the three months ended March 31, 2023 are not necessarily indicative of results expected for the full year of 2023.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022  (the “2022 Form 10-K”) filed with the SEC on February 28, 2023.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies

Apart from those matters described in this footnote, there have been no updates to our significant accounting policies since those reported under Note 2 of the 2022 Form 10-K.

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

The following table presents our allowance for credit losses activity since December 31, 2022:

Allowance for credit losses, December 31, 2022	$54
Charged to costs and expenses	–
Charged to other accounts	–
Deductions	(1)
Allowance for credit losses, March 31, 2023	$53

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$76	$76
Restricted cash	200	130
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$276	$206

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	March 31, 2023	December 31, 2022
NGLs	$1,643	$1,689
Petrochemicals and refined products	201	430
Crude oil	335	411
Natural gas	16	24
Total	$2,195	$2,554

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Cost of sales (1)	$9,331	$10,098
Lower of cost or net realizable value adjustments recognized in cost of sales	7	4

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years		March 31, 2023	December 31, 2022
Plants, pipelines and facilities (1)	3-45	(5)	$54,577	$54,396
Underground and other storage facilities (2)	5-40	(6)	4,336	4,329
Transportation equipment (3)	3-10		225	222
Marine vessels (4)	15-30		922	921
Land			391	387
Construction in progress			3,312	2,867
Subtotal			63,763	63,122
Less accumulated depreciation			19,235	18,800
Subtotal property, plant and equipment, net			44,528	44,322
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)			69	79
Property, plant and equipment, net			$44,597	$44,401

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  On a weighted-average basis, the expected amortization period for these costs is 1.2 years.

Property, plant and equipment at March 31, 2023 and December 31, 2022 includes $116 million and $117 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2022:

ARO liability balance, December 31, 2022	$234
Liabilities incurred (1)	–
Revisions in estimated cash flows (2)	–
Liabilities settled (3)	–
Accretion expense (4)	4
ARO liability balance, March 31, 2023	$238

(1)	Represents the initial recognition of estimated ARO liabilities during period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during period.
(3)	Represents cash payments to settle ARO liabilities during period.
(4)	Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $238 million total ARO liability recorded at March 31, 2023, $20 million was reflected as a current liability and $218 million as a long-term liability.

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Depreciation expense (1)	$450	$438
Capitalized interest (2)	32	17

(1)	Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

	March 31, 2023	December 31, 2022
NGL Pipelines & Services	$634	$640
Crude Oil Pipelines & Services	1,669	1,677
Natural Gas Pipelines & Services	32	32
Petrochemical & Refined Products Services	3	3
Total	$2,338	$2,352

The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
NGL Pipelines & Services	$39	$34
Crude Oil Pipelines & Services	64	81
Natural Gas Pipelines & Services	1	2
Petrochemical & Refined Products Services	–	–
Total	$104	$117

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	March 31, 2023			December 31, 2022
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(253)	$196	$449	$(249)	$200
Contract-based intangibles	749	(89)	660	749	(84)	665
Segment total	1,198	(342)	856	1,198	(333)	865
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(453)	1,742	2,195	(431)	1,764
Contract-based intangibles	283	(272)	11	283	(271)	12
Segment total	2,478	(725)	1,753	2,478	(702)	1,776
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350	(596)	754	1,350	(588)	762
Contract-based intangibles	639	(199)	440	639	(195)	444
Segment total	1,989	(795)	1,194	1,989	(783)	1,206
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(82)	99	181	(80)	101
Contract-based intangibles	45	(28)	17	45	(28)	17
Segment total	226	(110)	116	226	(108)	118
Total intangible assets	$5,891	$(1,972)	$3,919	$5,891	$(1,926)	$3,965

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
NGL Pipelines & Services	$9	$8
Crude Oil Pipelines & Services	23	20
Natural Gas Pipelines & Services	12	11
Petrochemical & Refined Products Services	2	2
Total	$46	$41

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2023	2024	2025	2026	2027
$154	$222	$230	$237	$235

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2022 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	March 31, 2023	December 31, 2022
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$300	$495
Senior Notes HH, 3.35% fixed-rate, due March 2023	–	1,250
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850	850
March 2023 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2024 (1)	–	–
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150	1,150
Senior Notes FFF, 5.05% fixed-rate, due January 2026	750	–
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2028 (2)	–	–
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	–
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	26,575	26,270
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)(7)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)(7)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)(7)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)(7)	700	700
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (3)(7)	14	14
Total principal amount of senior and junior debt obligations	28,871	28,566
Other, non-principal amounts	(283)	(271)
Less current maturities of debt	(1,149)	(1,744)
Total long-term debt	$27,439	$26,551

(1)	Under the terms of the agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election provided certain conditions are met).
(2)	Under the terms of the agreement, EPO may borrow up to $2.7 billion (which may be increased by up to $500 million to $3.2 billion at EPO’s election provided certain conditions are met).
(3)	Variable rate is reset quarterly and based on 3-month London Interbank Offered Rate (“LIBOR”) plus 2.778%.
(4)	Variable rate is reset quarterly and based on 3-month LIBOR plus 2.986%.
(5)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(6)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.
(7)	See discussion below in “Variable Interest Rates” regarding the LIBOR replacement and LIBOR replacement rate.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the three months ended March 31, 2023:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	4.59% to 5.43%	4.96%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	7.54% to 7.74%	7.61%
EPO Junior Subordinated Notes D	7.63% to 7.86%	7.74%

Amounts borrowed under EPO’s March 2023 $1.5 Billion 364-Day Revolving Credit Agreement and March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement bear interest, at EPO’s election, equal to: (i) the Secured Overnight Financing Rate (“SOFR”), plus an additional variable spread; or (ii) an alternate base rate, which is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) Adjusted Term SOFR, for an interest period of one month in effect on such day plus 1%, and a variable spread. The applicable spreads are determined based on EPO's debt ratings.

In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of June 2023.  In December 2022, the Board of Governors of the Federal Reserve System approved a final rule to implement the Adjustable Interest Rate (LIBOR) Act, which established benchmark replacements for certain contracts that reference various tenors of LIBOR and do not provide an alternative rate or would result in a rate that is expressed in terms of the last known value of LIBOR (typically referred to as a “frozen LIBOR” provision).  The final rule became effective during the first quarter of 2023.  As a result of the LIBOR Act, our Junior Subordinated Notes C and D and the TEPPCO Junior Subordinated Notes, which are currently subject to a variable rate (as defined by the applicable agreement) based on three-month LIBOR (in each case, a “LIBOR Rate”), will replace the applicable LIBOR Rate with a variable rate based on the three-month CME Term SOFR (“SOFR Rate”) as administered by the CME Group Benchmark Administration, Ltd. plus a 0.26161% tenor spread adjustment beginning on July 1, 2023.  Additionally, our Junior Subordinated Notes E and F, which would have been subject to a variable rate (as defined by the applicable agreement) based on three-month LIBOR beginning in August 2027 and February 2028, respectively, will replace the applicable LIBOR Rate with the three-month SOFR Rate plus a 0.26161% tenor spread adjustment.  The foregoing tenor spread adjustment will be in addition to the applicable spread under the terms of each series of Junior Subordinated Notes.  We do not expect the transition from LIBOR to have a material financial impact on us.

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2023 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Commercial Paper Notes	$300	$300	$–	$–	$–	$–	$–
Senior Notes	26,275	–	850	1,150	1,625	575	22,075
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$28,871	$300	$850	$1,150	$1,625	$575	$24,371

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 2023 $1.5 Billion 364-Day Revolving Credit Agreement

In March 2023, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2023 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its September 2022 364-Day Revolving Credit Agreement.  There were no principal amounts outstanding under the September 2022 364-Day Revolving Credit Agreement when it was replaced by the March 2023 $1.5 Billion 364-Day Revolving Credit Agreement.  As of March 31, 2023, there were no principal amounts outstanding under the March 2023 $1.5 Billion 364-Day Revolving Credit Agreement.

Under the terms of the March 2023 $1.5 Billion 364-Day Revolving Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein.  The March 2023 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2024.  To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable in March 2025.  Borrowings under the March 2023 $1.5 Billion 364-Day Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

The March 2023 $1.5 Billion 364-Day Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The March 2023 $1.5 Billion 364-Day Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the March 2023 $1.5 Billion 364-Day Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.

March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement

In March 2023, EPO entered into a new revolving credit agreement that matures in March 2028 (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”).  The March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2026.  There were no principal amounts outstanding under the prior multi-year revolving credit agreement when it was replaced by the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.  As of March 31, 2023, there were no principal amounts outstanding under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.

Under the terms of the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, EPO may borrow up to $2.7 billion (which may be increased by up to $500 million to $3.2 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of five years, subject to the terms and conditions set forth therein.  The March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement matures in March 2028, although the maturity date may be extended at EPO’s request (up to two requests) for a one-year extension of the maturity date by delivering a request prior to the maturity date and with the consent of required lenders as set forth under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.  Borrowings under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

The March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Issuance of $1.75 Billion of Senior Notes in January 2023

In January 2023, EPO issued $1.75 billion aggregate principal amount of senior notes comprised of (i) $750 million principal amount of senior notes due January 2026 (“Senior Notes FFF”) and (ii) $1.0 billion principal amount of senior notes due January 2033 (“Senior Notes GGG”).  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all of our $1.25 billion principal amount of 3.35% Senior Notes HH at their maturity in March 2023 and amounts outstanding under our commercial paper program).

Senior Notes FFF were issued at 99.893% of their principal amount and have a fixed-rate interest rate of 5.05% per year.  Senior Notes GGG were issued at 99.803% of their principal amount and have a fixed-rate interest rate of 5.35% per year.  The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Letters of Credit

At March 31, 2023, EPO had $56 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2023.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2022:

Common units outstanding at December 31, 2022	2,170,806,347
Common unit repurchases under 2019 Buyback Program	(682,589)
Common units issued in connection with the vesting of phantom unit awards, net	4,364,301
Other	20,892
Common units outstanding at March 31, 2023	2,174,508,951

Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the three months ended March 31, 2023.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of March 31, 2023.

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

During the three months ended March 31, 2023, the Partnership repurchased 682,589 common units under the 2019 Buyback Program through open market purchases.  The total cost of these repurchases, including commissions and fees, was $17 million.  The Partnership did not repurchase any common units during the three months ended March 31, 2022.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At March 31, 2023, the remaining available capacity under the 2019 Buyback Program was $1.3 billion.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,364,301 new common units to employees in connection with the vesting of phantom unit awards during the three months ended March 31, 2023.  See Note 12 for information regarding our phantom unit awards.

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

During the three months ended March 31, 2023, agents of the Partnership purchased 1,653,454 common units on the open market and delivered them to participants in the DRIP and EUPP.  Apart from $1 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on May 12, 2023.

Preferred Units

There were 50,412 of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding at March 31, 2023.

We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.

During the three months ended March 31, 2023, the Partnership made quarterly cash distributions to its preferred unitholders of $1 million.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2022	$171	$192	$2	$365
Other comprehensive income (loss) for period, before reclassifications	(89)	(5)	–	(94)
Reclassification of losses (gains) to net income during period	(32)	2	–	(30)
Total other comprehensive income (loss) for period	(121)	(3)	–	(124)
Accumulated Other Comprehensive Income (Loss), March 31, 2023	$50	$189	$2	$241

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2021	$137	$147	$2	$286
Other comprehensive income (loss) for period, before reclassifications	(99)	–	–	(99)
Reclassification of losses (gains) to net income during period	45	8	–	53
Total other comprehensive income (loss) for period	(54)	8	–	(46)
Accumulated Other Comprehensive Income (Loss), March 31, 2022	$83	$155	$2	$240

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended March 31,
Losses (gains) on cash flow hedges:	Location	2023	2022
Interest rate derivatives	Interest expense	$2	$8
Commodity derivatives	Revenue	(24)	39
Commodity derivatives	Operating costs and expenses	(8)	6
Total		$(30)	$53

For information regarding our interest rate and commodity derivative instruments, see Note 13.

Cash Distributions

On April 5, 2023, we announced that the Board declared a quarterly cash distribution of $0.490 per common unit, or $1.96 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2023.  The quarterly distribution is payable on May 12, 2023 to unitholders of record as of the close of business on April 28, 2023.  The total amount to be paid is $1.08 billion, which includes $10 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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

	For the Three Months Ended March 31,
	2023	2022
NGL Pipelines & Services:
Sales of NGLs and related products	$4,264	$5,040
Segment midstream services:
Natural gas processing and fractionation	300	340
Transportation	266	229
Storage and terminals	99	145
Total segment midstream services	665	714
Total NGL Pipelines & Services	4,929	5,754
Crude Oil Pipelines & Services:
Sales of crude oil	3,926	3,716
Segment midstream services:
Transportation	155	239
Storage and terminals	100	117
Total segment midstream services	255	356
Total Crude Oil Pipelines & Services	4,181	4,072
Natural Gas Pipelines & Services:
Sales of natural gas	846	880
Segment midstream services:
Transportation	369	269
Total segment midstream services	369	269
Total Natural Gas Pipelines & Services	1,215	1,149
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,814	1,754
Segment midstream services:
Fractionation and isomerization	63	69
Transportation, including marine logistics	160	138
Storage and terminals	82	72
Total segment midstream services	305	279
Total Petrochemical & Refined Products Services	2,119	2,033
Total consolidated revenues	$12,444	$13,008

Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at March 31, 2023:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$5
Total		$5

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$161
Deferred revenue (noncurrent)	Other long-term liabilities	343
Total		$504

The following table presents significant changes in our unbilled revenue and deferred revenue balances for the three months ended March 31, 2023:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2022	$6	$501
Amount included in opening balance transferred to other accounts during period (1)	(6)	(117)
Amount recorded during period (2)	21	234
Amounts recorded during period transferred to other accounts (1)	(16)	(104)
Other changes	–	(10)
Balance at March 31, 2023	$5	$504

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of March 31, 2023.

Period	Fixed Consideration
Nine Months Ended December 31, 2023	$2,786
One Year Ended December 31, 2024	3,496
One Year Ended December 31, 2025	3,027
One Year Ended December 31, 2026	2,802
One Year Ended December 31, 2027	2,595
Thereafter –	10,143
Total	$24,849

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

	For the Three Months Ended March 31,
	2023	2022
Operating income	$1,734	$1,666
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	533	514
Asset impairment charges in operating costs and expenses	13	14
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	(2)	2
General and administrative costs	57	62
Non-refundable payments received from shippers attributable to make-up rights (2)	27	34
Subsequent recognition of revenues attributable to make-up rights (3)	(20)	(28)
Total segment gross operating margin	$2,342	$2,264

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Gross operating margin by segment:
NGL Pipelines & Services	$1,212	$1,225
Crude Oil Pipelines & Services	397	415
Natural Gas Pipelines & Services	314	220
Petrochemical & Refined Products Services	419	404
Total segment gross operating margin	$2,342	$2,264

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended March 31, 2023	$4,926	$4,175	$1,211	$2,119	$–	$12,431
Three months ended March 31, 2022	5,752	4,063	1,144	2,033	–	12,992
Revenues from related parties:
Three months ended March 31, 2023	3	6	4	–	–	13
Three months ended March 31, 2022	2	9	5	–	–	16
Intersegment and intrasegment revenues:
Three months ended March 31, 2023	12,696	12,584	136	4,706	(30,122)	–
Three months ended March 31, 2022	18,315	9,914	203	3,222	(31,654)	–
Total revenues:
Three months ended March 31, 2023	17,625	16,765	1,351	6,825	(30,122)	12,444
Three months ended March 31, 2022	24,069	13,986	1,352	5,255	(31,654)	13,008
Equity in income of unconsolidated affiliates:
Three months ended March 31, 2023	39	64	1	–	–	104
Three months ended March 31, 2022	34	81	2	–	–	117

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

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At March 31, 2023	$17,170	$6,722	$9,662	$7,731	$3,312	$44,597
At December 31, 2022	17,283	6,760	9,721	7,770	2,867	44,401
Investments in unconsolidated affiliates: (see Note 5)
At March 31, 2023	634	1,669	32	3	–	2,338
At December 31, 2022	640	1,677	32	3	–	2,352
Intangible assets, net: (see Note 6)
At March 31, 2023	856	1,753	1,194	116	–	3,919
At December 31, 2022	865	1,776	1,206	118	–	3,965
Goodwill: (see Note 6)
At March 31, 2023	2,811	1,841	–	956	–	5,608
At December 31, 2022	2,811	1,841	–	956	–	5,608
Segment assets:
At March 31, 2023	21,471	11,985	10,888	8,806	3,312	56,462
At December 31, 2022	21,599	12,054	10,959	8,847	2,867	56,326

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Consolidated revenues:
NGL Pipelines & Services	$4,929	$5,754
Crude Oil Pipelines & Services	4,181	4,072
Natural Gas Pipelines & Services	1,215	1,149
Petrochemical & Refined Products Services	2,119	2,033
Total consolidated revenues	$12,444	$13,008

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$9,331	$10,098
Other operating costs and expenses (1)	868	757
Depreciation, amortization and accretion	547	526
Asset impairment charges	13	14
Net losses (gains) attributable to asset sales and related matters	(2)	2
General and administrative costs	57	62
Total consolidated costs and expenses	$10,814	$11,459

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,390	$1,296
Earnings allocated to phantom unit awards (1)	(13)	(11)
Net income allocated to common unitholders	$1,377	$1,285

Basic weighted-average number of common units outstanding	2,173	2,178

Basic earnings per common unit	$0.63	$0.59

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,390	$1,296
Net income attributable to preferred units	1	1
Net income attributable to limited partners	$1,391	$1,297

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,173	2,178
Phantom units (2)	20	19
Preferred units (2)	2	2
Total	2,195	2,199

Diluted earnings per common unit	$0.63	$0.59

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 12 for information regarding our phantom units.
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

Note 12.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Equity-classified awards:
Phantom unit awards	$40	$38
Profits interest awards	1	1
Total	$41	$39

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2022	17,982,945	$23.94
Granted (2)	8,888,370	$25.80
Vested	(6,380,843)	$24.83
Forfeited	(154,484)	$24.29
Phantom unit awards at March 31, 2023	20,335,988	$24.47

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2023 was $229 million based on a grant date market price of the Partnership’s common units ranging from $25.80 to $25.95 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Cash payments made in connection with DERs	$9	$8
Total intrinsic value of phantom unit awards that vested during period	171	141

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $323 million at March 31, 2023, of which our share of such cost is currently estimated to be $271 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.4 years.

Profits Interest Awards

EPCO has two limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them a profits interest in one or more of the Employee Partnerships.  At March 31, 2023, our share of the total unrecognized compensation cost related to the Employee Partnerships was $3 million, which we expect to recognize over a weighted-average period of less than one year.

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

Treasury Locks
A treasury lock is an agreement that fixes the price (or yield) of a specified U.S. treasury security for an established period of time.  We use treasury lock agreements to hedge our exposure to interest rate changes and to reduce the volatility of financing costs on an expected future debt issuance.  During the fourth quarter of 2022, we entered into a treasury lock transaction to fix the ten-year treasury rate at 3.45% on a notional amount of $750 million.  In January 2023, we entered into an additional treasury lock transaction to fix the three-year treasury rate at 4.165% on a notional amount of $750 million.  The purpose of these transactions was to hedge the underlying interest rate risk associated with debt issuances which occurred in January 2023 (see Note 7).  Both of our treasury lock transactions were designated as cash flow hedges of the interest payments associated with these debt issuances.  In January 2023, we terminated both treasury lock transactions simultaneously with our issuance of the three-year and ten-year notes and received total cash proceeds of $21 million.  As cash flow hedges, gains on these derivative instruments are reflected as a component of accumulated other comprehensive income and will be amortized to earnings as a reduction to interest expense over the full term of each issuance.

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, petrochemicals and refined products, and power are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps and basis swaps.

At March 31, 2023, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.

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

•
The objective of our commercial energy hedging program is to hedge anticipated future purchases of power for certain operations in Southeast Texas by locking in purchase prices through the use of derivative instruments and related contracts.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2023 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	9.1	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	0.7	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	13.4	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas (Bcf)	2.3	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	2.9	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	107.9	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	115.4	0.5	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	10.3	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	7.7	n/a	Cash flow hedge
Petrochemical marketing:
Forecasted purchases of petrochemical products (MMBbls)	0.2	n/a	Cash flow hedge
Forecasted sales of petrochemical products (MMBbls)	0.6	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.4	2.6	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	17.5	n/a	Mark-to-market
NGL risk management activities (MMBbls) (3)	25.7	0.1	Mark-to-market
Refined products risk management activities (MMBbls) (3)	2.1	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	29.3	n/a	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2025, January 2024 and December 2024, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $6 million and $12 million at March 31, 2023 and December 31, 2022, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2023		December 31, 2022		March 31, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest derivatives	Current assets	$–	Current assets	$26	Current liabilities	$–	Current liabilities	$–
Commodity derivatives	Current assets	$162	Current assets	$422	Current liabilities	$227	Current liabilities	$316
Commodity derivatives	Other assets	34	Other assets	43	Other liabilities	57	Other liabilities	58
Total commodity derivatives		196		465		284		374
Total derivatives designated as hedging instruments		$196		$491		$284		$374

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$33	Current assets	$21	Current liabilities	$47	Current liabilities	$38
Commodity derivatives	Other assets	–	Other assets	–	Other liabilities	–	Other liabilities	–
Total commodity derivatives		33		21		47		38
Total derivatives not designated as hedging instruments		$33		$21		$47		$38

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2023:
Commodity derivatives	$229	$–	$229	$(228)	$–	$–	$1
As of December 31, 2022:
Interest rate derivatives	$26	$–	$26	$–	$–	$–	$26
Commodity derivatives	486	–	486	(411)	–	(74)	1

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2023:
Commodity derivatives	$331	$–	$331	$(228)	$–	$(103)	$–
As of December 31, 2022:
Commodity derivatives	$412	$–	$412	$(411)	$–	$–	$1

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2023	2022
Commodity derivatives	Revenue	$4	$(65)
Total		$4	$(65)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended March 31,
		2023	2022
Commodity derivatives	Revenue	$(1)	$21
Total		$(1)	$21

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended March 31,
	2023	2022
Interest rate derivatives	$(5)	$–
Commodity derivatives – Revenue (1)	(65)	(121)
Commodity derivatives – Operating costs and expenses (1)	(24)	22
Total	$(94)	$(99)

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended March 31,
		2023	2022
Interest rate derivatives	Interest expense	$(2)	$(8)
Commodity derivatives	Revenue	24	(39)
Commodity derivatives	Operating costs and expenses	8	(6)
Total		$30	$(53)

Over the next twelve months, we expect to reclassify $9 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense.  Likewise, we expect to reclassify $71 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $123 million as an increase in revenue and $52 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2023	2022
Commodity derivatives	Revenue	$200	$43
Commodity derivatives	Operating costs and expenses	–	4
Total		$200	$47

The $200 million net gain recognized for the three months ended March 31, 2023 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $202 million of net realized gains and $2 million of net unrealized mark-to-market losses attributable to commodity derivatives.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	At March 31, 2023 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$164	$547	$1	$712
Impact of CME Rule 814	(139)	(344)	–	(483)
Total commodity derivatives	25	203	1	229
Total	$25	$203	$1	$229

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$109	$751	$–	$860
Impact of CME Rule 814	(87)	(442)	–	(529)
Total commodity derivatives	22	309	–	331
Total	$22	$309	$–	$331

	At December 31, 2022 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives:	$–	$26	$–	$26
Commodity derivatives:
Value before application of CME Rule 814	166	1,170	–	1,336
Impact of CME Rule 814	(161)	(689)	–	(850)
Total commodity derivatives	5	481	–	486
Total	$5	$507	$–	$512

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$95	$1,118	$–	$1,213
Impact of CME Rule 814	(90)	(711)	–	(801)
Total commodity derivatives	5	407	–	412
Total	$5	$407	$–	$412

In the aggregate, the fair value of our commodity hedging portfolios at March 31, 2023 was a net derivative liability of $148 million prior to the impact of CME Rule 814.

Financial assets and liabilities recorded on the balance sheet at March 31, 2023 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $26.0 billion and $24.2 billion at March 31, 2023 and December 31, 2022, respectively.  The aggregate carrying value of these debt obligations was $28.0 billion and $27.5 billion at March 31, 2023 and December 31, 2022, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 14.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Revenues – related parties:
Unconsolidated affiliates	$13	$16
Costs and expenses – related parties:
EPCO and its privately held affiliates	$310	$291
Unconsolidated affiliates	49	61
Total	$359	$352

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	March 31, 2023	December 31, 2022
Accounts receivable - related parties:
EPCO and its privately held affiliates	$–	$1
Unconsolidated affiliates	7	10
Total	$7	$11

Accounts payable - related parties:
EPCO and its privately held affiliates	$50	$221
Unconsolidated affiliates	13	11
Total	$63	$232

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

At March 31, 2023, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,174,264 common units	32.3%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 62,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at March 31, 2023.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any.  During the three months ended March 31, 2023 and 2022, we paid EPCO and its privately held affiliates cash distributions totaling $333 million and $316 million, respectively.

We have no employees.  All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers.  We and our general partner are parties to the ASA.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Operating costs and expenses	$273	$251
General and administrative expenses	31	36
Total costs and expenses	$304	$287

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  For each of the three months ended March 31, 2023 and 2022, we recognized $3 million of related party operating lease expense in connection with these office space leases.

Note 15.  Income Taxes

Income taxes are accounted for under the asset-and-liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the first quarters of 2023 and 2022.

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended March 31,
	2023	2022
Current portion of income tax benefit (provision):
Federal	$4	$–
State	(11)	(10)
Total current portion	(7)	(10)
Deferred portion of income tax benefit (provision):
Federal	(7)	(7)
State	4	(2)
Total deferred portion	(3)	(9)
Total provision for income taxes	$(10)	$(19)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended March 31,
	2023	2022
Pre-Tax Net Book Income (“NBI”)	$1,432	$1,350

Texas Margin Tax (1)	(6)	(12)
State income tax provision, net of federal benefit	(1)	–
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(3)	(3)
Other	–	(4)
Provision for income taxes	$(10)	$(19)

Effective income tax rate	(0.7)%	(1.4)%

(1)
Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	March 31,	December 31,
	2023	2022
Deferred tax liabilities:
Attributable to investment in OTA	$415	$406
Attributable to property, plant and equipment	127	133
Attributable to investments in other entities	5	5
Other	60	60
Total deferred tax liabilities	607	604
Deferred tax assets:
Net operating loss carryovers (1)	22	22
Temporary differences related to Texas Margin Tax	4	4
Total deferred tax assets	26	26
Valuation allowance	22	22
Total deferred tax assets, net of valuation allowance	4	4
Total net deferred tax liabilities	$603	$600

(1)	The loss amount presented as of March 31, 2023 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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

There were no accruals for litigation contingencies at March 31, 2023 and December 31, 2022, respectively.

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $28.9 billion and $28.6 billion at March 31, 2023 and December 31, 2022, respectively.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

Lease Accounting Matters
There has been no significant change in our operating lease obligations since those disclosed in the 2022 Form 10-K.

The following table presents information regarding operating leases where we are the lessee at March 31, 2023:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$190	$191	10 years	3.8%
Transportation equipment	20	20	4 years	4.0%
Office and warehouse space	155	189	14 years	3.0%
Total	$365	$400

(1)	Right of use (“ROU”) asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)	At March 31, 2023, lease liabilities of $62 million and $338 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
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

The following table disaggregates our total operating lease expense for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$16	$13
Related accretion expense on lease liability balances	4	3
Total fixed lease expense	20	16
Variable lease expense	3	–
Subtotal operating lease expense	23	16
Short-term operating leases	25	17
Total operating lease expense	$48	$33

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash payments attributable to operating lease liabilities were $20 million and $12 million for the three months ended March 31, 2023 and 2022, respectively.

Operating lease income for the three months ended March 31, 2023 and 2022 was $4 million and $3 million, respectively.

Purchase Obligations
Our consolidated purchase obligations at March 31, 2023 did not differ materially from those reported in our 2022 Form 10-K.

Note 17.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Decrease (increase) in:
Accounts receivable – trade	$356	$(1,934)
Accounts receivable – related parties	3	(3)
Inventories	362	65
Prepaid and other current assets	(358)	948
Other assets	3	29
Increase (decrease) in:
Accounts payable – trade	(21)	216
Accounts payable – related parties	(168)	(105)
Accrued product payables	(600)	2,371
Accrued interest	(187)	(232)
Other current liabilities	161	(1,132)
Other long-term liabilities	10	(32)
Net effect of changes in operating accounts	$(439)	$191

Cash payments for interest, net of $32 and $17 capitalized during the three months ended March 31, 2023 and 2022, respectively	$494	$540

Cash payments (refunds) for federal and state income taxes	$2	$(14)

We incurred liabilities for construction in progress that had not been paid at March 31, 2023 and December 31, 2022 of $247 million and $238 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

Acquisition of Navitas Midstream

In February 2022, we acquired all of the member interests in Navitas Midstream Partners, LLC (“Navitas Midstream”) for $3.2 billion in net cash consideration.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three Months Ended March 31, 2023 and 2022

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), as filed on February 28, 2023 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q for the three months ended March 31, 2023 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2022 Form 10-K.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at March 31, 2023.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the first quarter of 2023 compared to the first quarter of 2022.

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

The safe operation of our assets is a top priority.  We are committed to protecting the environment and the health and safety of the public and those working on our behalf by conducting our business activities in a safe and environmentally responsible manner.  For additional information, see “Environmental, Safety and Conservation” within the Regulatory Matters section of Part I, Items 1 and 2 of the 2022 Form 10-K.

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.

Our financial position, results of operations and cash flows are subject to certain risks. For information regarding such risks, see “Risk Factors” included under Part I, Item 1A of the 2022 Form 10-K.

We provide investors access to additional information regarding the Partnership and our consolidated businesses, including information relating to governance procedures and principles, through our website, www.enterpriseproducts.com.

Recent Developments

Issuance of $1.75 Billion of Senior Notes in January 2023

In January 2023, EPO issued $1.75 billion aggregate principal amount of senior notes comprised of (i) $750 million principal amount of senior notes due January 2026 (“Senior Notes FFF”) and (ii) $1.0 billion principal amount of senior notes due January 2033 (“Senior Notes GGG”).  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all of our $1.25 billion principal amount of 3.35% Senior Notes HH at their maturity in March 2023 and amounts outstanding under our commercial paper program).

Senior Notes FFF were issued at 99.893% of their principal amount and have a fixed-rate interest rate of 5.05% per year.  Senior Notes GGG were issued at 99.803% of their principal amount and have a fixed-rate interest rate of 5.35% per year.  The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2022 by quarter:
1st Quarter	$4.96	$0.40	$1.30	$1.59	$1.60	$2.21	$0.63	$0.39	$0.55
2nd Quarter	$7.17	$0.59	$1.24	$1.50	$1.68	$2.17	$0.61	$0.40	$0.46
3rd Quarter	$8.20	$0.55	$1.08	$1.19	$1.44	$1.72	$0.47	$0.28	$0.26
4th Quarter	$6.26	$0.39	$0.79	$0.97	$1.03	$1.54	$0.32	$0.18	$0.17
2022 Averages	$6.65	$0.48	$1.10	$1.31	$1.44	$1.91	$0.51	$0.31	$0.36

2023 by quarter:
1st Quarter	$3.44	$0.25	$0.82	$1.11	$1.16	$1.62	$0.50	$0.22	$0.37

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
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

The weighted-average indicative market price for NGLs was $0.66 per gallon in the first quarter of 2023 versus $0.95 per gallon in the first quarter of 2022.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil,	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2022 by quarter:
1st Quarter	$94.29	$96.43	$96.77	$96.77
2nd Quarter	$108.41	$109.66	$109.96	$110.17
3rd Quarter	$91.56	$93.41	$93.77	$94.17
4th Quarter	$82.64	$83.97	$84.33	$85.50
2022 Averages	$94.23	$95.87	$96.21	$96.65

2023 by quarter:
1st Quarter	$76.13	$77.50	$77.74	$79.00

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

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

Impact of Inflation

Inflation rates in the United States increased significantly in 2022 and have continued to remain elevated in 2023 compared to historical levels.  While measures taken by the U.S. Federal Reserve Bank have helped slow the growth of inflation in 2023 and pandemic-era supply chain disruptions have largely dissipated, the high cost environment that began in 2022 has generally remained intact in 2023.  However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results.  These benefits include: (1) provisions included in our long-term fee-based revenue contracts that offset cost increases in the form of rate escalations based on positive changes in the U.S. Consumer Price Index, Producer Price Index for Finished Goods or other factors; (2) provisions in other revenue contracts that enable us to pass through higher energy costs to customers in the form of gas, electricity and fuel rebills or surcharges; and (3) higher commodity prices, which generally enhance our results in the form of increased volumetric throughput and demand for our services.  Additionally, we take measures to mitigate the impact of cost increases in certain commodities, including a portion of our electricity needs, using fixed-price, term purchase agreements or financial derivatives.  For these reasons, the increased cost environment, caused in part by inflation, has not had a material impact on our historical results of operations for the periods presented in this report.  However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we receive.

See “Capital Investments” within this Part I, Item 2 for a discussion of the impact of inflation on our capital investment decisions.

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Revenues	$12,444	$13,008
Costs and expenses:
Operating costs and expenses:
Cost of sales	9,331	10,098
Other operating costs and expenses	868	757
Depreciation, amortization and accretion expenses	547	526
Asset impairment charges	13	14
Net losses (gains) attributable to asset sales and related matters	(2)	2
Total operating costs and expenses	10,757	11,397
General and administrative costs	57	62
Total costs and expenses	10,814	11,459
Equity in income of unconsolidated affiliates	104	117
Operating income	1,734	1,666
Other income (expense):
Interest expense	(314)	(319)
Other, net	12	3
Total other expense, net	(302)	(316)
Income before income taxes	1,432	1,350
Provision for income taxes	(10)	(19)
Net income	1,422	1,331
Net income attributable to noncontrolling interests	(31)	(34)
Net income attributable to preferred units	(1)	(1)
Net income attributable to common unitholders	$1,390	$1,296

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
NGL Pipelines & Services:
Sales of NGLs and related products	$4,264	$5,040
Midstream services	665	714
Total	4,929	5,754
Crude Oil Pipelines & Services:
Sales of crude oil	3,926	3,716
Midstream services	255	356
Total	4,181	4,072
Natural Gas Pipelines & Services:
Sales of natural gas	846	880
Midstream services	369	269
Total	1,215	1,149
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,814	1,754
Midstream services	305	279
Total	2,119	2,033
Total consolidated revenues	$12,444	$13,008

Total revenues for the first quarter of 2023 decreased $564 million when compared to the first quarter of 2022 primarily due to a $540 million decrease in marketing revenues.

Revenues from the marketing of NGLs and natural gas decreased a combined net $810 million quarter-to-quarter primarily due to lower average sales prices, which accounted for a $1.1 billion decrease, partially offset by higher sales volumes, which accounted for a $316 million increase. Revenues from the marketing of crude oil and petrochemicals and refined products increased a combined net $270 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $1.0 billion increase, partially offset by lower average sales prices, which accounted for a $743 million decrease.

Revenues from midstream services for the first quarter of 2023 decreased a net $24 million when compared to the first quarter of 2022.  Revenues from our crude oil pipeline assets decreased $84 million quarter-to-quarter primarily due to lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term gathering agreements on our EFS Midstream System.  Revenues from our natural gas processing facilities decreased $33 million quarter-to-quarter primarily due to lower market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Lastly, revenues from our natural gas pipeline assets increased $100 million quarter-to-quarter primarily due to higher demand for transportation services and the addition of the Midland Basin Gathering System, which was acquired in February 2022.

Operating costs and expenses

Total operating costs and expenses for the first quarter of 2023 decreased $640 million when compared to the first quarter of 2022.

Cost of sales
Cost of sales for the first quarter of 2023 decreased $767 million when compared to the first quarter of 2022.  The cost of sales associated with the marketing of NGLs, crude oil and natural gas decreased a combined net $898 million quarter-to-quarter primarily due to lower average purchase prices, which accounted for a $1.8 billion decrease, partially offset by higher sales volumes, which accounted for a $917 million increase.  The cost of sales associated with the marketing of petrochemicals and refined products increased $131 million primarily due to higher sales volumes, which accounted for an $83 million increase, and higher average purchase prices, which accounted for an additional $48 million increase.

Other operating costs and expenses
Other operating costs and expenses for the first quarter of 2023 increased $111 million when compared to the first quarter of 2022 primarily due to higher maintenance, rental, employee compensation and other operating costs.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the first quarter of 2023 increased a combined $21 million when compared to the first quarter of 2022 primarily due to the addition of assets attributable to the acquisition of our Midland Basin System in February 2022, which accounted for $12 million of the quarter-to-quarter increase.  The remainder of the quarter-to-quarter increase is due to assets placed into full or limited service since the end of the first quarter of 2022.

General and administrative costs

General and administrative costs for the first quarter of 2023 decreased $5 million when compared to the first quarter of 2022 primarily due to lower employee compensation and professional services costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the first quarter of 2023 decreased $13 million when compared to the first quarter of 2022 primarily due to lower earnings from investments in crude oil pipelines.

Operating income

Operating income for the first quarter of 2023 increased $68 million when compared to the first quarter of 2022 due to the previously described quarter-to-quarter changes.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Interest charged on debt principal outstanding (1)	$337	$323
Impact of interest rate hedging program, including related amortization	2	8
Interest costs capitalized in connection with construction projects (2)	(32)	(17)
Other	7	5
Total	$314	$319

(1)	The weighted-average interest rates on debt principal outstanding during the first quarters of 2023 and 2022 were 4.57% and 4.30%, respectively.
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

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $14 million quarter-to-quarter.  This increase was primarily due to the issuance of $1.75 billion fixed-rate senior notes in January 2023, which accounted for a $21 million increase, partially offset by a $12 million decrease as a result of the retirement of $1.4 billion and $1.25 billion of fixed-rate senior notes in February 2022 and March 2023, respectively, and the redemption of $350 million of junior subordinated notes in August 2022.  In addition, interest expense on our outstanding variable-rate junior subordinated notes increased $5 million primarily due to a quarter-to-quarter increase in the 3-month LIBOR.

For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.  For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.

Income taxes

Our provision for income taxes for the first quarter of 2023 decreased $9 million when compared to the first quarter of 2022 primarily due to changes in income tax expense related to state tax obligations under the Revised Texas Franchise Tax (the “Texas Margin Tax”).

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Gross operating margin by segment:
NGL Pipelines & Services	$1,212	$1,225
Crude Oil Pipelines & Services	397	415
Natural Gas Pipelines & Services	314	220
Petrochemical & Refined Products Services	419	404
Total segment gross operating margin (1)	2,342	2,264
Net adjustment for shipper make-up rights	(7)	(6)
Total gross operating margin (non-GAAP)	$2,335	$2,258

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Operating income	$1,734	$1,666
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	533	514
Asset impairment charges in operating costs and expenses	13	14
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	(2)	2
General and administrative costs	57	62
Total gross operating margin (non-GAAP)	$2,335	$2,258

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2023	2022
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$326	$415
NGL pipelines, storage and terminals	690	566
NGL fractionation	196	244
Total	$1,212	$1,225

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,975	3,568
NGL marine terminal volumes (MBPD)	824	642
NGL fractionation volumes (MBPD)	1,370	1,317
Equity NGL-equivalent production volumes (MBPD) (1)	160	180
Fee-based natural gas processing volumes (MMcf/d) (2,3)	5,541	4,894

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

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the first quarter of 2023 decreased $89 million when compared to the first quarter of 2022.

Gross operating margin from our NGL marketing activities decreased a net $77 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $72 million decrease, and lower sales volumes, which accounted for an additional $10 million decrease, partially offset by higher non-cash, mark-to-market earnings, which accounted for a $6 million increase.

Gross operating margin from our Delaware Basin natural gas processing facilities decreased $21 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes increased 197 MMcf/d and equity NGL-equivalent production volumes decreased 2 MBPD quarter-to-quarter.

Gross operating margin from our South Texas natural gas processing facilities decreased $7 million quarter-to-quarter primarily due to higher maintenance and other operating costs.  Fee-based natural gas processing volumes and equity NGL-equivalent production volumes increased 78 MMcf/d and 5 MBPD, respectively, quarter-to-quarter.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities decreased $7 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes increased 185 MMcf/d and equity NGL-equivalent production volumes decreased 4 MBPD quarter-to-quarter (net to our interest).

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) increased a net $15 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $49 million increase, and higher average processing fees, which accounted for an additional $5 million increase, partially offset by a 25 MBPD combined decrease in equity NGL-equivalent production volumes, which accounted for a $38 million decrease. On a combined basis, fee-based natural gas processing volumes decreased 68 MMcf/d quarter-to-quarter.

Gross operating margin from our Midland Basin natural gas processing facilities, which represent the natural gas processing facilities we acquired in February 2022, increased a net $8 million quarter-to-quarter primarily due to an increase in total equity NGL-equivalent production volumes, which accounted for a $23 million increase, and an increase in total fee-based natural gas processing volumes, which accounted for an additional $22 million increase, partially offset by lower average processing margins (including the impact of hedging activities), which accounted for a $26 million decrease, and higher operating costs, which accounted for an additional $12 million decrease.  Fee-based natural gas processing volumes and equity NGL-equivalent production volumes at these facilities, which reflect the average daily operating rates from the time the asset was acquired, increased 154 MMcf/d and 4 MBPD, respectively, quarter-to-quarter.

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets during the first quarter of 2023 increased $124 million when compared to the first quarter of 2022.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $30 million quarter-to-quarter primarily due to a combined 25 MBPD increase in transportation volumes, which accounted for a $23 million increase, and higher average transportation fees, which accounted for an additional $7 million increase.

Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) increased $24 million quarter-to-quarter primarily due to a 143 MBPD increase in LPG export volumes.  Gross operating margin from our related Houston Ship Channel Pipeline increased $7 million quarter-to-quarter primarily due to a 188 MBPD increase in transportation volumes.

Gross operating margin from our South Texas NGL Pipeline System increased $18 million quarter-to-quarter primarily due to higher storage and other fee revenues, which accounted for a $6 million increase, a 45 MBPD increase in transportation volumes, which accounted for a $4 million increase, and higher average transportation fees, which accounted for an additional $4 million increase.

Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $13 million quarter-to-quarter primarily due to a 39 MBPD increase in export volumes.

Gross operating margin from our South Louisiana NGL Pipeline System increased $6 million quarter-to-quarter primarily due to lower operating costs, which accounted for a $4 million increase, and an 18 MBPD increase in transportation volumes, which accounted for an additional $2 million increase.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers.  On a combined basis, gross operating margin from these pipelines increased a net $2 million quarter-to-quarter primarily due to higher other revenues, which accounted for a $7 million increase, and an 83 MBPD (net to our interest) increase in transportation volumes, which accounted for an additional $5 million increase, partially offset by higher maintenance and other operating costs, which accounted for a $10 million decrease.

NGL fractionation
Gross operating margin from NGL fractionation during the first quarter of 2023 decreased $48 million when compared to the first quarter of 2022.

Gross operating margin from our Chambers County NGL fractionation complex decreased $42 million quarter-to-quarter primarily due to lower ancillary service revenues, which accounted for a $26 million decrease, lower average fractionation fees, which accounted for a $12 million decrease, and a 5 MBPD (net to our interest) decrease in fractionation volumes, which accounted for an additional $5 million decrease.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2023	2022
Segment gross operating margin:
Midland-to-ECHO System and related business activities	$115	$101
Other crude oil pipelines, terminals and related marketing results	282	314
Total	$397	$415

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,300	2,198
Crude oil marine terminal volumes (MBPD)	841	796

Gross operating margin from our Crude Oil Pipelines & Services segment for the first quarter of 2023 decreased $18 million when compared to the first quarter of 2022.

Gross operating margin from our EFS Midstream System decreased $75 million quarter-to-quarter primarily due to lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term gathering agreements in June 2022.  Our EFS Midstream System will continue to transport volumes produced on dedicated acreage through the remaining term of these agreements, most of which have a life-of-lease duration.

Gross operating margin from our equity investment in the Seaway Pipeline decreased $17 million quarter-to-quarter primarily due to lower average transportation and other fees.  Transportation volumes on our Seaway Pipeline increased 63 MBPD quarter-to-quarter (net to our interest).

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $11 million quarter-to-quarter primarily due to lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term agreements in July 2022, which accounted for a $7 million decrease and lower average transportation fees, which accounted for an additional $6 million decrease.  Transportation volumes on our South Texas Crude Oil Pipeline System decreased 31 MBPD quarter-to-quarter.

Gross operating margin from our Midland terminal decreased $9 million quarter-to-quarter primarily due to higher operating costs.

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) increased $44 million quarter-to-quarter primarily due to higher non-cash, mark-to-market earnings, which accounted for a $41 million increase, and higher average sales margins, which accounted for an additional $7 million increase.

Gross operating margin from our West Texas Pipeline System increased $44 million quarter-to-quarter primarily due to higher ancillary service and other revenues.  Transportation volumes on our West Texas Pipeline System increased 10 MBPD quarter-to-quarter.

Gross operating margin from our Midland-to-ECHO System and related business activities increased $14 million quarter-to-quarter primarily due to a 63 MBPD (net to our interest) increase in transportation volumes.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2023	2022
Segment gross operating margin	$314	$220

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	18,023	16,416

Gross operating margin from our Natural Gas Pipelines & Services segment for the first quarter of 2023 increased $94 million when compared to the first quarter of 2022.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains increased $29 million quarter-to-quarter primarily due to higher average gathering fees on our Jonah Gathering System and San Juan Gathering System.  The gathering fees on these systems are indexed to regional gas prices, which increased during the quarter.  Gathering volumes on our Rocky Mountain gathering systems decreased a combined 140 BBtus/d quarter-to-quarter.

Gross operating margin from our natural gas marketing activities increased $24 million quarter-to-quarter primarily due to higher average sales margins attributable to location price differentials.

Gross operating margin from our Texas Intrastate System increased $18 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for a $14 million increase, and a 555 BBtus/d increase in transportation volumes, which accounted for an additional $6 million increase.

Gross operating margin from our East Texas Gathering System increased $5 million quarter-to-quarter primarily due to a 352 BBtus/d increase in gathering volumes.

Gross operating margin from our Midland Basin Gathering System, which was acquired in February 2022, increased a net $5 million quarter-to-quarter primarily due to an increase in total natural gas gathering volumes, which accounted for a $26 million increase, partially offset by higher rental and other operating costs, which accounted for a $21 million decrease.  Gathering volumes on our Midland Basin Gathering System, which reflect the average daily operating rates from the time the asset was acquired, increased 252 BBtus/d quarter-to-quarter.

Gross operating margin from our Acadian Gas System and Haynesville Gathering System increased a combined $5 million quarter-to-quarter primarily due to higher transportation volumes.  On a combined basis, transportation volumes increased 293 BBtus/d quarter-to-quarter.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2023	2022
Segment gross operating margin:
Propylene production and related activities	$182	$210
Butane isomerization and related operations	26	26
Octane enhancement and related plant operations	85	60
Refined products pipelines and related activities	87	71
Ethylene exports and related activities	29	32
Marine transportation and other services	10	5
Total	$419	$404

Selected volumetric data:
Propylene production volumes (MBPD)	95	105
Butane isomerization volumes (MBPD)	98	90
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	152	151
Octane enhancement and related plant sales volumes (MBPD) (1)	25	34
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	782	745
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	321	208

(1)	Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Chambers County complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Gross operating margin from propylene production and related activities for the first quarter of 2023 decreased $28 million when compared to the first quarter of 2022.  Gross operating margin from our Chambers County propylene production facilities decreased a combined $38 million quarter-to-quarter primarily due to lower propylene sales volumes.  Propylene and associated by-product production volumes at these facilities decreased a combined 10 MBPD quarter-to-quarter (net to our interest) primarily due to planned major maintenance activities at our PDH 1 facility during the first quarter of 2023.

Butane isomerization and related operations
Gross operating margin from butane isomerization and related operations were flat quarter-to-quarter primarily due to lower by-product average sales prices, which accounted for a $4 million decrease, partially offset by an 8 MBPD increase in isomerization volumes, which accounted for a $3 million increase.

Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations for the first quarter of 2023 increased $25 million when compared to the first quarter of 2022 primarily due to higher average sales margins.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities for the first quarter of 2023 increased $16 million when compared to the first quarter of 2022.

Gross operating margin from our refined products marketing activities increased a net $24 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $25 million increase, and higher sales volumes, which accounted for an additional $9 million increase, partially offset by lower non-cash, mark-to-market earnings, which accounted for a $10 million decrease.

Gross operating margin from our refined products terminal in Beaumont, Texas increased $6 million quarter-to-quarter primarily due to higher storage and other fee revenues.  Refined product marine terminal volumes at Beaumont increased 132 MBPD quarter-to-quarter.

Gross operating margin from our TE Products Pipeline System decreased $16 million quarter-to-quarter primarily due to higher maintenance, storage and other operating costs.  Overall, transportation volumes on our TE Products Pipeline System increased a net 22 MBPD quarter-to-quarter.

Ethylene exports and related activities
Gross operating margin from ethylene exports and related activities during the first quarter of 2023 decreased $3 million when compared to the first quarter of 2022 primarily due to a 1 MBPD (net to our interest) decrease in ethylene export volumes.

Marine transportation and other services
Gross operating margin from marine transportation and other services increased a net $5 million quarter-to-quarter primarily due to higher average fees and fleet utilization rates, which accounted for a $9 million increase, partially offset by higher operating costs, which accounted for a $5 million decrease.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At March 31, 2023, we had $4.0 billion of consolidated liquidity.  This amount was comprised of $3.9 billion of available borrowing capacity under EPO’s revolving credit facilities, which is the net of $4.2 billion of total borrowing capacity under EPO’s revolving credit facilities and $300 million outstanding under EPO’s commercial paper program, and $76 million of unrestricted cash on hand.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.

Enterprise Declares Cash Distribution for First Quarter of 2023

On April 5, 2023, we announced that the Board declared a quarterly cash distribution of $0.49 per common unit, or $1.96 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2023.  The quarterly distribution is payable on May 12, 2023 to unitholders of record as of the close of business on April 28, 2023.  The total amount to be paid is $1.08 billion, which includes $10 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  Management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt

At March 31, 2023, the average maturity of EPO’s consolidated debt obligations was approximately 19.9 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2023 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Commercial Paper Notes	$300	$300	$–	$–	$–	$–	$–
Senior Notes	26,275	–	850	1,150	1,625	575	22,075
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$28,871	$300	$850	$1,150	$1,625	$575	$24,371

In January 2023, EPO issued $1.75 billion aggregate principal amount of senior notes comprised of (i) $750 million principal amount of senior notes due January 2026 (“Senior Notes FFF”) and (ii) $1.0 billion principal amount of senior notes due January 2033 (“Senior Notes GGG”).  Senior Notes FFF were issued at 99.893% of their principal amount and have a fixed-rate interest rate of 5.05% per year.  Senior Notes GGG were issued at 99.803% of their principal amount and have a fixed-rate interest rate of 5.35% per year.  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all of our $1.25 billion principal amount of 3.35% Senior Notes HH at their maturity in March 2023 and amounts outstanding under our commercial paper program).

In March 2023, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2023 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its September 2022 364-Day Revolving Credit Agreement.  The March 2023 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2024.  EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement.  As of March 31, 2023, there are no principal amounts outstanding under this new revolving credit agreement.

In March 2023, EPO entered into a new revolving credit agreement that matures in March 2028 (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”).  The March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2026.  We proposed to reduce EPO’s borrowing capacity from $3.0 billion under the prior multi-year revolving credit agreement to $2.7 billion under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.  Under the new agreement, EPO retains the right to increase its borrowing capacity by up to $500 million to $3.2 billion, provided certain conditions for the election are met.  As of March 31, 2023, there are no principal amounts outstanding under this new revolving credit agreement.

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of May 10, 2023, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change. A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors.  The Partnership repurchased 682,589 common units through open market purchases during the first quarter of 2023.  The total cost of these repurchases, including commissions and fees, was $17 million.  As of March 31, 2023, the remaining available capacity under the 2019 Buyback Program was $1.3 billion.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Three Months Ended March 31,
	2023	2022
Net cash flows provided by operating activities	$1,583	$2,145
Cash used in investing activities	637	3,532
Cash used in financing activities	876	1,125

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities. Changes in energy commodity prices may impact the demand for natural gas, NGLs, crude oil, petrochemicals and refined products, which could impact sales of our products and the demand for our midstream services.  Changes in demand for our products and services may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, public health emergencies, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their contractual obligations to us in connection with our marketing activities and long-term take-or-pay and dedication agreements.  For a more complete discussion of these and other risk factors pertinent to our business, see “Risk Factors” included under Part I, Item 1A of the 2022 Form 10-K.

For additional information regarding our cash flow amounts, please refer to the Unaudited Condensed Statements of Consolidated Cash Flows included under Part I, Item 1 of this quarterly report.

The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the first quarter of 2023 decreased a net $562 million when compared to the first quarter of 2022 primarily due to:

•
a $630 million quarter-to-quarter decrease from changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments; partially offset by

•
a $73 million quarter-to-quarter increase resulting from higher partnership earnings (determined by adjusting our $91 million quarter-to-quarter increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows).

For information regarding significant quarter-to-quarter changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Cash used in investing activities during the first quarter of 2023 decreased a net $2.9 billion when compared to the first quarter of 2022 primarily due to:

•	a net $3.2 billion cash outflow in February 2022 in connection with the acquisition of our Midland Basin System; partially offset by

•	a $304 million quarter-to-quarter increase in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).

Financing activities
Cash used in financing activities during the first quarter of 2023 decreased a net $249 million when compared to the first quarter of 2022 primarily due to:

•
a net cash inflow of $307 million related to debt transactions that occurred during the first quarter of 2023 compared to a net cash outflow of $20 million related to debt transactions that occurred during the first quarter of 2022.  During the first quarter of 2023, we issued $1.75 billion aggregate principal amount of senior notes, partially offset by the repayment of $1.25 billion principal amount of senior notes and net repayments of $194 million under EPO’s commercial paper program.  During the first quarter of 2022, we repaid $1.4 billion aggregate principal amount of senior notes, offset by net issuances of $1.4 billion under EPO’s commercial paper program; partially offset by

•	a $52 million quarter-to-quarter increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit.

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

The following table summarizes our calculation of DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2023		2022
Net income attributable to common unitholders (GAAP) (1)	$1,390		$1,296
Adjustments to net income attributable to common unitholders to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	567		551
Cash distributions received from unconsolidated affiliates (2)	119		120
Equity in income of unconsolidated affiliates	(104)		(117)
Asset impairment charges	13		14
Change in fair market value of derivative instruments	3		42
Deferred income tax expense	3		9
Sustaining capital expenditures (3)	(84)		(75)
Other, net	8		(14)
Operational DCF (4)	$1,915		$1,826
Proceeds from asset sales and other matters	2		11
Monetization of interest rate derivative instruments accounted for as cash flow hedges	21		–
DCF (non-GAAP)	$1,938		$1,837

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,075		$1,023

Cash distribution per common unit declared by Enterprise GP with respect to period (5)	$0.4900		$0.4650

Total DCF retained by the Partnership with respect to period (6)	$863		$814

Distribution coverage ratio (7)	1.8	x	1.8	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)	Represents DCF before proceeds from asset sales and the monetization of interest rate derivative instruments accounted for as cash flow hedges.
(5)
See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for information regarding our cash distributions declared with respect to the periods indicated.

(6)
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

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Net cash flows provided by operating activities (GAAP)	$1,583	$2,145
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	439	(191)
Sustaining capital expenditures	(84)	(75)
Distributions received from unconsolidated affiliates attributable to the return of capital	15	11
Proceeds from asset sales and other matters	2	11
Net income attributable to noncontrolling interests	(31)	(34)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	21	–
Other, net	(7)	(30)
DCF (non-GAAP)	$1,938	$1,837

Capital Investments

We have approximately $6.1 billion of growth capital projects scheduled to be completed by the end of 2025 including the following projects (including their respective scheduled completion dates):

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

•	our Mentone III natural gas processing plant in the Delaware Basin (first quarter of 2024);

•	our Leonidas natural gas processing plant in the Midland Basin (first quarter of 2024);

•	the expansion of our LPG and PGP export capacity at EHT (first half of 2025);

•	the expansion of our Shin Oak NGL Pipeline (first half of 2025);

•	an Ethane Export Terminal located in Orange County, Texas (2025); and

•	an expansion of our Morgan’s Point terminal to increase ethylene export capacity (2024 and 2025).

Based on information currently available, we expect our total capital investments for 2023, net of contributions from noncontrolling interests, to approximate $2.8 billion to $3.2 billion, which reflects growth capital investments of $2.4 billion to $2.8 billion and sustaining capital expenditures of $400 million.  These amounts do not include capital investments associated with our proposed deep-water offshore crude oil terminal (the Sea Port Oil Terminal, or SPOT), which remains subject to state and federal permitting, mitigation and related requirements.  We received a favorable Record of Decision from the Department of Transportation’s Maritime Administration for SPOT during the fourth quarter of 2022; however, we can give no assurance as to when or whether the project will ultimately be authorized to begin construction or operation.

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

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$542	$265
Sustaining capital projects (3)	111	84
Total	$653	$349

Cash used for business combinations, net (4)	$–	$3,204

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

(4)	Amount for the three months ended March 31, 2022 represents net cash used for the acquisition of our Midland Basin System, which closed on February 17, 2022.

Comparison of First Quarter of 2023 with the First Quarter of 2022

In total, investments in growth capital projects increased $277 million quarter-to-quarter primarily due to the following:

•
higher investments in natural gas processing and gathering projects in the Permian Basin (e.g., construction of four natural gas processing plants and related gathering systems), which accounted for a $190 million increase;

•	higher investments in our Texas Western Products System, which accounted for a $29 million increase; and

•
higher investments at our Chambers County complex (e.g., a quarter-to-quarter increase in spending on Frac XII, partially offset by a quarter-to-quarter decrease in spending on our PDH 2 facility), which accounted for an additional net $22 million increase.

Investments attributable to sustaining capital projects increased $27 million quarter-to-quarter primarily due to fluctuations in timing and costs of pipeline integrity and similar projects.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2022 Form 10-K.  The following types of estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

•	valuation of assets and liabilities acquired in a business combination

•	depreciation methods and estimated useful lives of property, plant and equipment;

•	measuring recoverability of long-lived assets and fair value of equity method investments;

•	amortization methods of customer relationships and contract-based intangible assets;

•	methods we employ to measure the fair value of goodwill and related assets; and

•	the use of estimates for revenue and expenses.

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At March 31, 2023, the total amount of Guaranteed Debt was $29.1 billion, which was comprised of $26.3 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes, $300 million of short-term commercial paper notes and $239 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $47.8 billion at March 31, 2023. The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the first quarter of 2023 was $1.4 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries.  We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing.  Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	March 31, 2023	December 31, 2022
Current receivables from Non-Obligor Subsidiaries	$1,067	$1,012
Other current assets	4,185	4,949
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $47.8 billion at March 31, 2023 and $47.5 billion at December 31, 2022	9,166	9,130

Selected liability information:
Current portion of Guaranteed Debt, including interest of $239 million at March 31, 2023 and $426 million at December 31, 2022	$1,388	$2,171
Current payables to Non-Obligor Subsidiaries	1,762	1,899
Other current liabilities	3,501	4,121
Noncurrent portion of Guaranteed Debt, principal only	27,707	26,807
Noncurrent payables to Non-Obligor Subsidiaries	38	38
Other noncurrent liabilities	81	98

Mezzanine equity of Obligor Group:
Preferred units	$49	$49

The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Three Months Ended March 31, 2023	For the Twelve Months Ended December 31, 2022
Revenues from Non-Obligor Subsidiaries	$4,225	$14,145
Revenues from other sources	4,468	27,312
Operating income of Obligor Group	333	836
Net income (loss) of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $1.4 billion for the three months ended March 31, 2023 and $5.9 billion for the twelve months ended December 31, 2022	15	(450)

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

Commodity Hedging Activities

The price of energy commodities such as natural gas, NGLs, crude oil, petrochemicals and refined products and power are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps and basis swaps.

At March 31, 2023, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	March 31, 2023	April 14, 2023
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$90	$(1)	$3
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	97	(3)	2
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	83	1	4

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	March 31, 2023	April 14, 2023
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$18	$(146)	$(158)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(29)	(190)	(204)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	64	(102)	(112)

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	March 31, 2023	April 14, 2023
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$53	$50	$41
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	24	39	26
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	81	61	57

Commercial energy derivative portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	March 31, 2023	April 14, 2023
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(38)	$(51)	$(65)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(10)	(28)	(45)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(63)	(72)	(86)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 302 and 906 Certifications

The required certifications of Messrs. Teague and Fowler under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this quarterly report (see Exhibits 31 and 32 under Part II, Item 6 of this quarterly report).

PART II.  OTHER INFORMATION.

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

ITEM 1A.  RISK FACTORS.

An investment in our securities involves certain risks. Security holders and potential investors in our securities should carefully consider the risks described under “Risk Factors” set forth in Part I, Item 1A of our 2022 Form 10-K, in addition to other information in such annual report and this quarterly report.  The risk factors set forth in our 2022 Form 10-K are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

The Partnership made a quarterly PIK distribution of 18,076 preferred units to OTA Holdings, Inc., an indirect, wholly owned subsidiary of the Partnership (“OTA”) in the first quarter of 2023.  The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

The issuance of preferred units as a PIK distribution during the first quarter of 2023 was undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the first quarter of 2023.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the first quarter of 2023:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
January 2023	–	$–	–	$1,269,154
February 2023	–	$–	–	$1,269,154
March 2023	682,589	$24.89	682,589	$1,252,162
Vesting of phantom unit awards:
February 2023 (2)	2,016,542	$26.78	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of EPD’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 6,380,843 phantom unit awards that vested in February 2023 and converted to common units, 2,016,542 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

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

4.60
Form of Global Note representing $1.0 billion principal amount of 4.15% Senior Notes due 2028 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed October 11, 2018).

4.61
Form of Global Note representing $1.25 billion principal amount of 4.80% Senior Notes due 2049 with attached Guarantee (incorporated by reference to Exhibit C to Exhibit 4.3 to Form 8-K filed October 11, 2018).

4.62
Form of Global Note representing $1.25 billion principal amount of 3.125% Senior Notes due 2029 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed July 8, 2019).

4.63
Form of Global Note representing $1.25 billion principal amount of 4.200% Senior Notes due 2050 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed July 8, 2019).

4.64
Form of Global Note representing $1.0 billion principal amount of 2.800% Senior Notes due 2030 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed January 15, 2020).

4.65
Form of Global Note representing $1.0 billion principal amount of 3.700% Senior Notes due 2051 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed January 15, 2020).

4.66
Form of Global Note representing $1.0 billion principal amount of 3.950% Senior Notes due 2060 with attached Guarantee (incorporated by reference to Exhibit C to Exhibit 4.3 to Form 8-K filed January 15, 2020).

4.67
Form of Global Note representing $250.0 million principal amount of 2.800% Senior Notes due 2030 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed January 15, 2020).

4.68
Form of Global Note representing $1.0 billion principal amount of 3.200% Senior Notes due 2052 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed August 7, 2020).

4.69
Form of Global Note representing $1.0 billion principal amount of 3.300% Senior Notes due 2053 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed September 15, 2021).

4.70
Form of Global Note representing $750.0 million principal amount of 5.050% Senior Notes due 2026 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed January 10, 2023).

4.71
Form of Global Note representing $1.0 billion principal amount of 5.350% Senior Notes due 2033 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed January 10, 2023).

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

10.1
364-Day Revolving Credit Agreement, dated as of March 31, 2023, by and among Enterprise Products Operating LLC, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent, and certain financial institutions named therein, as Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 31, 2023).

10.2
Guaranty Agreement, dated as of March 31, 2023, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed Mach 31, 2023).

10.3
Revolving Credit Agreement, dated as of March 31, 2023, by and among Enterprise Products Operating LLC, as Borrower, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and certain financial institutions named therein, as Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 31, 2023).

10.4
Guaranty Agreement, dated as of March 31, 2023, by Enterprise Products Partners L.P. in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed March 31, 2023).

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at March 31, 2023.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2023.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2023.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2023.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2023.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2023.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President – Accounting, Risk Control and Information Technology of the General Partner