Form 10-Q
period 2023-09-30
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2023-11-09
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 2,171,879,003 common units of Enterprise Products Partners L.P. outstanding at the close of business on October 31, 2023.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$171	$76
Restricted cash	143	130
Accounts receivable – trade, net of allowance for credit losses of $49 at September 30, 2023 and $54 at December 31, 2022	6,923	6,964
Accounts receivable – related parties	5	11
Inventories (see Note 3)	3,345	2,554
Derivative assets (see Note 13)	409	469
Prepaid and other current assets	436	394
Total current assets	11,432	10,598
Property, plant and equipment, net (see Note 4)	45,340	44,401
Investments in unconsolidated affiliates (see Note 5)	2,337	2,352
Intangible assets, net (see Note 6)	3,821	3,965
Goodwill (see Note 6)	5,608	5,608
Other assets	1,266	1,184
Total assets	$69,804	$68,108

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,470	$1,744
Accounts payable – trade	962	743
Accounts payable – related parties	148	232
Accrued product payables	8,460	7,988
Accrued interest	237	426
Derivative liabilities (see Note 13)	427	354
Other current liabilities	771	778
Total current liabilities	12,475	12,265
Long-term debt (see Note 7)	27,446	26,551
Deferred tax liabilities (see Note 15)	605	600
Other long-term liabilities	1,007	941
Commitments and contingent liabilities (see Note 16)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,412 units outstanding at September 30, 2023 and December 31, 2022)	49	49
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,171,879,003 units issued and outstanding at September 30, 2023, 2,170,806,347 units issued and outstanding at December 31, 2022)	28,244	27,555
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	203	365
Total partners’ equity	27,150	26,623
Noncontrolling interests in consolidated subsidiaries	1,072	1,079
Total equity	28,222	27,702
Total liabilities, preferred units, and equity	$69,804	$68,108

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Third parties	$11,980	$15,448	$35,049	$44,481
Related parties	18	20	44	55
Total revenues (see Note 9)	11,998	15,468	35,093	44,536
Costs and expenses:
Operating costs and expenses:
Third party and other costs	10,009	13,459	29,246	38,545
Related parties	357	353	1,014	1,005
Total operating costs and expenses	10,366	13,812	30,260	39,550
General and administrative costs:
Third party and other costs	18	19	59	68
Related parties	41	36	113	111
Total general and administrative costs	59	55	172	179
Total costs and expenses (see Note 10)	10,425	13,867	30,432	39,729
Equity in income of unconsolidated affiliates	122	111	347	335
Operating income	1,695	1,712	5,008	5,142
Other income (expense):
Interest expense	(328)	(309)	(944)	(937)
Interest income	5	3	22	6
Other, net	–	4	14	6
Total other expense, net	(323)	(302)	(908)	(925)
Income before income taxes	1,372	1,410	4,100	4,217
Provision for income taxes (see Note 15)	(22)	(18)	(45)	(54)
Net income	1,350	1,392	4,055	4,163
Net income attributable to noncontrolling interests	(31)	(31)	(91)	(93)
Net income attributable to preferred units	(1)	(1)	(3)	(3)
Net income attributable to common unitholders	$1,318	$1,360	$3,961	$4,067

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$0.60	$0.62	$1.81	$1.85

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$1,350	$1,392	$4,055	$4,163
Other comprehensive income (loss):
Cash flow hedges: (see Note 13)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	(96)	186	(139)	126
Reclassification of losses (gains) to net income	33	9	(15)	(54)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	–	–	(5)	–
Reclassification of losses (gains) to net income	(2)	1	(3)	15
Total cash flow hedges	(65)	196	(162)	87
Total other comprehensive income (loss)	(65)	196	(162)	87
Comprehensive income	1,285	1,588	3,893	4,250
Comprehensive income attributable to noncontrolling interests	(31)	(31)	(91)	(93)
Comprehensive income attributable to preferred units	(1)	(1)	(3)	(3)
Comprehensive income attributable to common unitholders	$1,253	$1,556	$3,799	$4,154

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$4,055	$4,163
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion	1,388	1,336
Amortization of intangible assets	148	132
Amortization of major maintenance costs for reaction-based plants	48	38
Other amortization expense	158	169
Impairment of assets other than goodwill	28	48
Equity in income of unconsolidated affiliates	(347)	(335)
Distributions received from unconsolidated affiliates attributable to earnings	330	329
Net losses (gains) attributable to asset sales and related matters	(4)	3
Deferred income tax expense	5	24
Change in fair market value of derivative instruments	48	46
Non-cash expense related to long-term operating leases (see Note 16)	51	43
Net effect of changes in operating accounts (see Note 17)	(706)	(682)
Other operating activities	1	–
Net cash flows provided by operating activities	5,203	5,314
Investing activities:
Capital expenditures	(2,254)	(1,203)
Cash used for business combinations, net of cash received (See Note 17)	–	(3,204)
Investments in unconsolidated affiliates	(2)	(1)
Distributions received from unconsolidated affiliates attributable to the return of capital	37	82
Proceeds from asset sales and other matters	7	20
Other investing activities	(8)	(3)
Cash used in investing activities	(2,220)	(4,309)
Financing activities:
Borrowings under debt agreements	57,685	64,482
Repayments of debt	(57,062)	(64,828)
Debt issuance costs	(17)	(1)
Monetization of interest rate derivative instruments	21	–
Cash distributions paid to common unitholders (see Note 8)	(3,215)	(3,061)
Cash payments made in connection with distribution equivalent rights	(29)	(26)
Cash distributions paid to noncontrolling interests	(121)	(115)
Cash contributions from noncontrolling interests	25	4
Repurchase of common units under 2019 Buyback Program	(92)	(107)
Other financing activities	(70)	(63)
Cash used in financing activities	(2,875)	(3,715)
Net change in cash and cash equivalents, including restricted cash	108	(2,710)
Cash and cash equivalents, including restricted cash, at beginning of period	206	2,965
Cash and cash equivalents, including restricted cash, at end of period	$314	$255

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended September 30, 2023:
Balance June 30, 2023	$27,980	$(1,297)	$268	$1,071	$28,022
Net income	1,318	–	–	31	1,349
Cash distributions paid to common unitholders	(1,086)	–	–	–	(1,086)
Cash payments made in connection with distribution equivalent rights	(10)	–	–	–	(10)
Cash distributions paid to noncontrolling interests	–	–	–	(40)	(40)
Cash contributions from noncontrolling interests	–	–	–	10	10
Amortization of fair value of equity-based awards	43	–	–	–	43
Cash flow hedges	–	–	(65)	–	(65)
Other, net	(1)	–	–	–	(1)
Balance, September 30, 2023	$28,244	$(1,297)	$203	$1,072	$28,222

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Nine Months Ended September 30, 2023:
Balance, December 31, 2022	$27,555	$(1,297)	$365	$1,079	$27,702
Net income	3,961	–	–	91	4,052
Cash distributions paid to common unitholders	(3,215)	–	–	–	(3,215)
Cash payments made in connection with distribution equivalent rights	(29)	–	–	–	(29)
Cash distributions paid to noncontrolling interests	–	–	–	(121)	(121)
Cash contributions from noncontrolling interests	–	–	–	25	25
Repurchase and cancellation of common units under 2019 Buyback Program	(92)	–	–	–	(92)
Amortization of fair value of equity-based awards	128	–	–	–	128
Cash flow hedges	–	–	(162)	–	(162)
Other, net	(64)	–	–	(2)	(66)
Balance, September 30, 2023	$28,244	$(1,297)	$203	$1,072	$28,222

See Notes to Unaudited Condensed Consolidated Financial Statements.  For information regarding Unit History and
Accumulated Other Comprehensive Income (Loss), see Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended September 30, 2022:
Balance, June 30, 2022	$27,003	$(1,297)	$177	$1,094	$26,977
Net income	1,360	–	–	31	1,391
Cash distributions paid to common unitholders	(1,035)	–	–	–	(1,035)
Cash payments made in connection with distribution equivalent rights	(9)	–	–	–	(9)
Cash distributions paid to noncontrolling interests	–	–	–	(33)	(33)
Repurchase and cancellation of common units under 2019 Buyback Program	(72)	–	–	–	(72)
Amortization of fair value of equity-based awards	39	–	–	–	39
Cash flow hedges	–	–	196	–	196
Other, net	(14)	–	–	–	(14)
Balance, September 30, 2022	$27,272	$(1,297)	$373	$1,092	$27,440

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Nine Months Ended September 30, 2022:
Balance, December 31, 2021	$26,340	$(1,297)	$286	$1,110	$26,439
Net income	4,067	–	–	93	4,160
Cash distributions paid to common unitholders	(3,061)	–	–	–	(3,061)
Cash payments made in connection with distribution equivalent rights	(26)	–	–	–	(26)
Cash distributions paid to noncontrolling interests	–	–	–	(115)	(115)
Cash contributions from noncontrolling interests	–	–	–	4	4
Repurchase and cancellation of common units under 2019 Buyback Program	(107)	–	–	–	(107)
Amortization of fair value of equity-based awards	118	–	–	–	118
Cash flow hedges	–	–	87	–	87
Other, net	(59)	–	–	–	(59)
Balance, September 30, 2022	$27,272	$(1,297)	$373	$1,092	$27,440

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at September 30, 2023.

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

Our results of operations for the nine months ended September 30, 2023 are not necessarily indicative of results expected for the full year of 2023.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The following table presents our allowance for credit losses activity since December 31, 2022:

Allowance for credit losses, December 31, 2022	$54
Charged to costs and expenses	–
Charged to other accounts	–
Deductions	(5)
Allowance for credit losses, September 30, 2023	$49

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$171	$76
Restricted cash	143	130
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$314	$206

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	September 30, 2023	December 31, 2022
NGLs	$2,550	$1,689
Petrochemicals and refined products	400	430
Crude oil	388	411
Natural gas	7	24
Total	$3,345	$2,554

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales (1)	$8,786	$12,319	$25,796	$35,325
Lower of cost or net realizable value adjustments recognized in cost of sales	8	11	17	18

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years	September 30, 2023	December 31, 2022
Plants, pipelines and facilities (1)(5)	3-45	$57,337	$54,396
Underground and other storage facilities (2)(6)	5-40	4,374	4,329
Transportation equipment (3)	3-10	235	222
Marine vessels (4)	15-30	934	921
Land		398	387
Construction in progress		2,006	2,867
Subtotal		65,284	63,122
Less accumulated depreciation		19,995	18,800
Subtotal property, plant and equipment, net		45,289	44,322
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)		51	79
Property, plant and equipment, net		$45,340	$44,401

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  On a weighted-average basis, the expected remaining amortization period for these costs is 0.9 years.

Property, plant and equipment at September 30, 2023 and December 31, 2022 includes $107 million and $117 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2022:

ARO liability balance, December 31, 2022	$234
Liabilities incurred (1)	2
Revisions in estimated cash flows (2)	(11)
Liabilities settled (3)	(11)
Accretion expense (4)	9
ARO liability balance, September 30, 2023	$223

(1)	Represents the initial recognition of estimated ARO liabilities during period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during period.
(3)	Represents cash payments to settle ARO liabilities during period.
(4)	Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $223 million total ARO liability recorded at September 30, 2023, $7 million was reflected as a current liability and $216 million as a long-term liability.

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense (1)	$476	$446	$1,379	$1,329
Capitalized interest (2)	17	22	86	60

(1)	Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

	September 30, 2023	December 31, 2022
NGL Pipelines & Services	$618	$640
Crude Oil Pipelines & Services	1,684	1,677
Natural Gas Pipelines & Services	32	32
Petrochemical & Refined Products Services	3	3
Total	$2,337	$2,352

The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
NGL Pipelines & Services	$32	$39	$101	$109
Crude Oil Pipelines & Services	89	70	241	221
Natural Gas Pipelines & Services	1	2	4	4
Petrochemical & Refined Products Services	–	–	1	1
Total	$122	$111	$347	$335

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	September 30, 2023			December 31, 2022
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(260)	$189	$449	$(249)	$200
Contract-based intangibles	752	(102)	650	749	(84)	665
Segment total	1,201	(362)	839	1,198	(333)	865
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(504)	1,691	2,195	(431)	1,764
Contract-based intangibles	283	(274)	9	283	(271)	12
Segment total	2,478	(778)	1,700	2,478	(702)	1,776
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350	(615)	735	1,350	(588)	762
Contract-based intangibles	640	(205)	435	639	(195)	444
Segment total	1,990	(820)	1,170	1,989	(783)	1,206
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(85)	96	181	(80)	101
Contract-based intangibles	45	(29)	16	45	(28)	17
Segment total	226	(114)	112	226	(108)	118
Total intangible assets	$5,895	$(2,074)	$3,821	$5,891	$(1,926)	$3,965

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
NGL Pipelines & Services	$10	$10	$29	$27
Crude Oil Pipelines & Services	28	21	76	62
Natural Gas Pipelines & Services	12	13	37	38
Petrochemical & Refined Products Services	2	2	6	5
Total	$52	$46	$148	$132

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2023	2024	2025	2026	2027
$55	$222	$231	$237	$236

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2022 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	September 30, 2023	December 31, 2022
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$620	$495
Senior Notes HH, 3.35% fixed-rate, due March 2023	–	1,250
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850	850
March 2023 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2024 (1)	–	–
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150	1,150
Senior Notes FFF, 5.05% fixed-rate, due January 2026	750	–
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2028 (2)	–	–
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	–
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	26,895	26,270
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)(7)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)(7)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)(7)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)(7)	700	700
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (3)(7)	14	14
Total principal amount of senior and junior debt obligations	29,191	28,566
Other, non-principal amounts	(275)	(271)
Less current maturities of debt	(1,470)	(1,744)
Total long-term debt	$27,446	$26,551

(1)	Under the terms of the agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election provided certain conditions are met).
(2)	Under the terms of the agreement, EPO may borrow up to $2.7 billion (which may be increased by up to $500 million to $3.2 billion at EPO’s election provided certain conditions are met).
(3)	Variable rate is reset quarterly and based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus (a) a 0.26161% tenor spread adjustment and (b) 2.778%.
(4)	Variable rate is reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.986%.
(5)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 3.033%.
(6)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.57%.
(7)
Effective July 1, 2023, all series of our junior subordinated notes subject to a variable interest rate replaced the 3-month London Interbank Offered Rate (“LIBOR”) with 3-month CME Term SOFR plus a 0.26161% tenor spread adjustment.  See discussion below in “Variable Interest Rates” regarding the LIBOR replacement and LIBOR replacement rate.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the nine months ended September 30, 2023:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	4.59% to 5.56%	5.34%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	7.54% to 8.45%	7.95%
EPO Junior Subordinated Notes D	7.63% to 8.62%	8.10%

Amounts borrowed under EPO’s March 2023 $1.5 Billion 364-Day Revolving Credit Agreement and March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement bear interest, at EPO’s election, equal to: (i) SOFR, plus an additional variable spread; or (ii) an alternate base rate, which is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) Adjusted Term SOFR, for an interest period of one month in effect on such day plus 1%, and a variable spread. The applicable spreads are determined based on EPO's debt ratings.

In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of June 2023.  In December 2022, the Board of Governors of the Federal Reserve System approved a final rule to implement the Adjustable Interest Rate (LIBOR) Act, which established benchmark replacements for certain contracts that reference various tenors of LIBOR and do not provide an alternative rate or would result in a rate that is expressed in terms of the last known value of LIBOR (typically referred to as a “frozen LIBOR” provision).  The final rule became effective during the first quarter of 2023.  As a result of the LIBOR Act, our Junior Subordinated Notes C and D and the TEPPCO Junior Subordinated Notes, which were subject to a variable rate (as defined by the applicable agreement) based on three-month LIBOR (in each case, a “LIBOR Rate”) through June 30, 2023, replaced the applicable LIBOR Rate with a variable rate based on the three-month CME Term SOFR as administered by the CME Group Benchmark Administration, Ltd. plus a 0.26161% tenor spread adjustment beginning on July 1, 2023.  Additionally, our Junior Subordinated Notes E and F, which would have been subject to a variable rate (as defined by the applicable agreement) based on three-month LIBOR beginning in August 2027 and February 2028, respectively, will replace the applicable LIBOR Rate with the three-month CME Term SOFR plus a 0.26161% tenor spread adjustment.  The foregoing tenor spread adjustment will be in addition to the applicable spread under the terms of each series of Junior Subordinated Notes.  We do not expect the transition from LIBOR to have a material financial impact on us.

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2023 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Commercial Paper Notes	$620	$620	$–	$–	$–	$–	$–
Senior Notes	26,275	–	850	1,150	1,625	575	22,075
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$29,191	$620	$850	$1,150	$1,625	$575	$24,371

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 2023 $1.5 Billion 364-Day Revolving Credit Agreement

In March 2023, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2023 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its September 2022 364-Day Revolving Credit Agreement.  There were no principal amounts outstanding under the September 2022 364-Day Revolving Credit Agreement when it was replaced by the March 2023 $1.5 Billion 364-Day Revolving Credit Agreement.  As of September 30, 2023, there were no principal amounts outstanding under the March 2023 $1.5 Billion 364-Day Revolving Credit Agreement.

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

March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement

In March 2023, EPO entered into a new revolving credit agreement that matures in March 2028 (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”).  The March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2026.  There were no principal amounts outstanding under the prior multi-year revolving credit agreement when it was replaced by the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.  As of September 30, 2023, there were no principal amounts outstanding under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.

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

Letters of Credit

At September 30, 2023, EPO had $152 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at September 30, 2023.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2022:

Common units outstanding at December 31, 2022	2,170,806,347
Common unit repurchases under 2019 Buyback Program	(682,589)
Common units issued in connection with the vesting of phantom unit awards, net	4,364,301
Other	20,892
Common units outstanding at March 31, 2023	2,174,508,951
Common unit repurchases under 2019 Buyback Program	(2,910,121)
Common units issued in connection with the vesting of phantom unit awards, net	153,502
Common units outstanding at June 30, 2023	2,171,752,332
Common units issued in connection with the vesting of phantom unit awards, net	126,671
Common units outstanding at September 30, 2023	2,171,879,003

Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the nine months ended September 30, 2023.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of September 30, 2023.

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

The Partnership elected not to repurchase common units during the three months ended September 30, 2023.  During the nine months ended September 30, 2023, the Partnership repurchased 3,592,710 common units under the 2019 Buyback Program through open market purchases.  The total cost of these repurchases, including commissions and fees, was $92 million.  During the three and nine months ended September 30, 2022, the Partnership repurchased 2,925,842 and 4,333,963 common units, respectively, under the 2019 Buyback Program through open market purchases.  The total cost of these repurchases, including commissions and fees, was $72 million and $107 million, respectively.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At September 30, 2023, the remaining available capacity under the 2019 Buyback Program was $1.2 billion.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,644,474 new common units to employees in connection with the vesting of phantom unit awards during the nine months ended September 30, 2023.  See Note 12 for information regarding our phantom unit awards.

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

During the nine months ended September 30, 2023, agents of the Partnership purchased 4,986,549 common units on the open market and delivered them to participants in the DRIP and EUPP.  Apart from $2 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on November 14, 2023.

Preferred Units

There were 50,412 of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding at September 30, 2023.

We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.

During the nine months ended September 30, 2023, the Partnership made quarterly cash distributions to its preferred unitholders of $3 million.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2022	$171	$192	$2	$365
Other comprehensive income (loss) for period, before reclassifications	(139)	(5)	–	(144)
Reclassification of losses (gains) to net income during period	(15)	(3)	–	(18)
Total other comprehensive income (loss) for period	(154)	(8)	–	(162)
Accumulated Other Comprehensive Income (Loss), September 30, 2023	$17	$184	$2	$203

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2021	$137	$147	$2	$286
Other comprehensive income (loss) for period, before reclassifications	126	–	–	126
Reclassification of losses (gains) to net income during period	(54)	15	–	(39)
Total other comprehensive income (loss) for period	72	15	–	87
Accumulated Other Comprehensive Income (Loss), September 30, 2022	$209	$162	$2	$373

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income into net income during the periods indicated:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Losses (gains) on cash flow hedges:	Location	2023	2022	2023	2022
Interest rate derivatives	Interest expense	$(2)	$1	$(3)	$15
Commodity derivatives	Revenue	58	35	7	(12)
Commodity derivatives	Operating costs and expenses	(25)	(26)	(22)	(42)
Total		$31	$10	$(18)	$(39)

For information regarding our interest rate and commodity derivative instruments, see Note 13.

Cash Distributions

On October 5, 2023, we announced that the Board declared a quarterly cash distribution of $0.50 per common unit, or $2.00 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2023.  The quarterly distribution is payable on November 14, 2023 to unitholders of record as of the close of business on October 31, 2023.  The total amount to be paid is $1.1 billion, which includes $10 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
NGL Pipelines & Services:
Sales of NGLs and related products	$3,021	$5,519	$10,325	$16,139
Segment midstream services:
Natural gas processing and fractionation	344	340	944	1,143
Transportation	286	250	798	708
Storage and terminals	106	128	308	381
Total segment midstream services	736	718	2,050	2,232
Total NGL Pipelines & Services	3,757	6,237	12,375	18,371
Crude Oil Pipelines & Services:
Sales of crude oil	5,068	4,455	12,999	13,202
Segment midstream services:
Transportation	194	162	549	650
Storage and terminals	103	107	302	329
Total segment midstream services	297	269	851	979
Total Crude Oil Pipelines & Services	5,365	4,724	13,850	14,181
Natural Gas Pipelines & Services:
Sales of natural gas	537	1,556	1,828	3,795
Segment midstream services:
Transportation	347	330	1,046	901
Total segment midstream services	347	330	1,046	901
Total Natural Gas Pipelines & Services	884	1,886	2,874	4,696
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,647	2,346	5,052	6,470
Segment midstream services:
Fractionation and isomerization	94	56	208	172
Transportation, including marine logistics	171	149	486	426
Storage and terminals	80	70	248	220
Total segment midstream services	345	275	942	818
Total Petrochemical & Refined Products Services	1,992	2,621	5,994	7,288
Total consolidated revenues	$11,998	$15,468	$35,093	$44,536

Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at September 30, 2023:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$12
Total		$12

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$159
Deferred revenue (noncurrent)	Other long-term liabilities	315
Total		$474

The following table presents significant changes in our unbilled revenue and deferred revenue balances for the nine months ended September 30, 2023:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2022	$6	$501
Amount included in opening balance transferred to other accounts during period (1)	(6)	(234)
Amount recorded during period (2)	59	676
Amounts recorded during period transferred to other accounts (1)	(47)	(457)
Other changes	–	(12)
Balance at September 30, 2023	$12	$474

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of September 30, 2023.

Period	Fixed Consideration
Three Months Ended December 31, 2023	$1,036
One Year Ended December 31, 2024	3,815
One Year Ended December 31, 2025	3,388
One Year Ended December 31, 2026	3,130
One Year Ended December 31, 2027	2,884
Thereafter –	11,465
Total	$25,718

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income	$1,695	$1,712	$5,008	$5,142
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	566	524	1,644	1,569
Asset impairment charges in operating costs and expenses	11	29	27	48
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	–	1	(4)	3
General and administrative costs	59	55	172	179
Non-refundable payments received from shippers attributable to make-up rights (2)	12	39	36	112
Subsequent recognition of revenues attributable to make-up rights (3)	(23)	(18)	(68)	(63)
Total segment gross operating margin	$2,320	$2,342	$6,815	$6,990

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gross operating margin by segment:
NGL Pipelines & Services	$1,196	$1,296	$3,518	$3,848
Crude Oil Pipelines & Services	432	415	1,251	1,237
Natural Gas Pipelines & Services	239	278	791	727
Petrochemical & Refined Products Services	453	353	1,255	1,178
Total segment gross operating margin	$2,320	$2,342	$6,815	$6,990

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended September 30, 2023	$3,754	$5,354	$880	$1,992	$–	$11,980
Three months ended September 30, 2022	6,232	4,720	1,875	2,621	–	15,448
Nine months ended September 30, 2023	12,367	13,825	2,863	5,994	–	35,049
Nine months ended September 30, 2022	18,358	14,163	4,672	7,288	–	44,481
Revenues from related parties:
Three months ended September 30, 2023	3	11	4	–	–	18
Three months ended September 30, 2022	5	4	11	–	–	20
Nine months ended September 30, 2023	8	25	11	–	–	44
Nine months ended September 30, 2022	13	18	24	–	–	55
Intersegment and intrasegment revenues:
Three months ended September 30, 2023	12,367	16,343	133	4,307	(33,150)	–
Three months ended September 30, 2022	14,666	13,456	262	5,934	(34,318)	–
Nine months ended September 30, 2023	34,347	41,139	386	13,108	(88,980)	–
Nine months ended September 30, 2022	52,079	35,327	683	14,446	(102,535)	–
Total revenues:
Three months ended September 30, 2023	16,124	21,708	1,017	6,299	(33,150)	11,998
Three months ended September 30, 2022	20,903	18,180	2,148	8,555	(34,318)	15,468
Nine months ended September 30, 2023	46,722	54,989	3,260	19,102	(88,980)	35,093
Nine months ended September 30, 2022	70,450	49,508	5,379	21,734	(102,535)	44,536
Equity in income of unconsolidated affiliates:
Three months ended September 30, 2023	32	89	1	–	–	122
Three months ended September 30, 2022	39	70	2	–	–	111
Nine months ended September 30, 2023	101	241	4	1	–	347
Nine months ended September 30, 2022	109	221	4	1	–	335

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

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At September 30, 2023	$17,468	$6,671	$9,821	$9,374	$2,006	$45,340
At December 31, 2022	17,283	6,760	9,721	7,770	2,867	44,401
Investments in unconsolidated affiliates: (see Note 5)
At September 30, 2023	618	1,684	32	3	–	2,337
At December 31, 2022	640	1,677	32	3	–	2,352
Intangible assets, net: (see Note 6)
At September 30, 2023	839	1,700	1,170	112	–	3,821
At December 31, 2022	865	1,776	1,206	118	–	3,965
Goodwill: (see Note 6)
At September 30, 2023	2,811	1,841	–	956	–	5,608
At December 31, 2022	2,811	1,841	–	956	–	5,608
Segment assets:
At September 30, 2023	21,736	11,896	11,023	10,445	2,006	57,106
At December 31, 2022	21,599	12,054	10,959	8,847	2,867	56,326

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated revenues:
NGL Pipelines & Services	$3,757	$6,237	$12,375	$18,371
Crude Oil Pipelines & Services	5,365	4,724	13,850	14,181
Natural Gas Pipelines & Services	884	1,886	2,874	4,696
Petrochemical & Refined Products Services	1,992	2,621	5,994	7,288
Total consolidated revenues	$11,998	$15,468	$35,093	$44,536

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$8,786	$12,319	$25,796	$35,325
Other operating costs and expenses (1)	986	926	2,749	2,567
Depreciation, amortization and accretion	583	537	1,692	1,607
Asset impairment charges	11	29	27	48
Net losses (gains) attributable to asset sales and related matters	–	1	(4)	3
General and administrative costs	59	55	172	179
Total consolidated costs and expenses	$10,425	$13,867	$30,432	$39,729

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,318	$1,360	$3,961	$4,067
Earnings allocated to phantom unit awards (1)	(12)	(11)	(36)	(34)
Net income allocated to common unitholders	$1,306	$1,349	$3,925	$4,033

Basic weighted-average number of common units outstanding	2,172	2,179	2,173	2,179

Basic earnings per common unit	$0.60	$0.62	$1.81	$1.85

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,318	$1,360	$3,961	$4,067
Net income attributable to preferred units	1	1	3	3
Net income attributable to limited partners	$1,319	$1,361	$3,964	$4,070

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,172	2,179	2,173	2,179
Phantom units (2)	20	18	20	19
Preferred units (2)	2	2	2	2
Total	2,194	2,199	2,195	2,200

Diluted earnings per common unit	$0.60	$0.62	$1.81	$1.85

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 12 for information regarding the phantom units.
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

Note 12.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Equity-classified awards:
Phantom unit awards	$42	$39	$126	$117
Profits interest awards	1	1	3	3
Total	$43	$40	$129	$120

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2022	17,982,945	$23.94
Granted (2)	8,904,445	$25.80
Vested	(6,761,823)	$24.81
Forfeited	(459,279)	$24.52
Phantom unit awards at September 30, 2023	19,666,288	$24.47

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2023 was $230 million based on a grant date market price of the Partnership’s common units ranging from $25.80 to $26.70 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cash payments made in connection with DERs	$10	$9	$29	$26
Total intrinsic value of phantom unit awards that vested during period	5	6	181	155

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $225 million at September 30, 2023, of which our share of such cost is currently estimated to be $184 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

Profits Interest Awards

EPCO has two limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them profits interest awards (or Class B limited partner interests) in one or more of the Employee Partnerships.  At September 30, 2023, our share of the total unrecognized compensation cost related to the Employee Partnerships was $1 million, which we expect to recognize over a weighted-average period of less than one year.

On November 6, 2023, the partners of both Employee Partnerships amended their respective Employee Partnership’s limited partnership agreement to provide that the Class B limited partner interests therein will vest on the earliest of (i) December 3, 2027, (ii) the first date on or after November 6, 2023 for which the closing sale price of the Partnership’s common units on the NYSE is equal to or greater than $29.02 per unit (subject to certain adjustments), (iii) a change of control, or (iv) dissolution of such Employee Partnership.

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

At September 30, 2023, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at September 30, 2023 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	0.3	n/a	Cash flow hedge
Forecasted sales of natural gas (Bcf)	4.6	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	0.2	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	4.7	1.2	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas (Bcf)	2.0	n/a	Cash flow hedge
Forecasted sales of natural gas (Bcf)	1.7	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	0.8	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	82.2	7.6	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	82.2	10.6	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.3	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.3	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	10.9	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	13.0	1.1	Cash flow hedge
Petrochemical marketing:
Forecasted purchases of petrochemical products (MMBbls)	4.4	n/a	Cash flow hedge
Forecasted sales of petrochemical products (MMBbls)	0.5	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.4	1.9	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	21.0	1.6	Mark-to-market
NGL risk management activities (MMBbls) (3)	22.0	5.4	Mark-to-market
Refined products risk management activities (MMBbls) (3)	3.1	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	91.1	46.8	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2025, February 2024 and December 2025, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $2 million and $12 million at September 30, 2023 and December 31, 2022, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2023		December 31, 2022		September 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest derivatives	Current assets	$–	Current assets	$26	Current liabilities	$–	Current liabilities	$–
Commodity derivatives	Current assets	$136	Current assets	$422	Current liabilities	$148	Current liabilities	$316
Commodity derivatives	Other assets	42	Other assets	43	Other liabilities	52	Other liabilities	58
Total commodity derivatives		178		465		200		374
Total derivatives designated as hedging instruments		$178		$491		$200		$374

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$273	Current assets	$21	Current liabilities	$279	Current liabilities	$38
Commodity derivatives	Other assets	82	Other assets	–	Other liabilities	80	Other liabilities	–
Total commodity derivatives		355		21		359		38
Total derivatives not designated as hedging instruments		$355		$21		$359		$38

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2023:
Commodity derivatives	$533	$–	$533	$(532)	$–	$–	$1
As of December 31, 2022:
Interest rate derivatives	$26	$–	$26	$–	$–	$–	$26
Commodity derivatives	486	–	486	(411)	–	(74)	1

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2023:
Commodity derivatives	$559	$–	$559	$(532)	$–	$(27)	$–
As of December 31, 2022:
Commodity derivatives	$412	$–	$412	$(411)	$–	$–	$1

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022
Commodity derivatives	Revenue	$1	$8	$5	$(116)
Total		$1	$8	$5	$(116)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022
Commodity derivatives	Revenue	$(7)	$41	$(5)	$66
Total		$(7)	$41	$(5)	$66

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:
Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate derivatives	$–	$–	$(5)	$–
Commodity derivatives – Revenue (1)	(129)	176	(160)	78
Commodity derivatives – Operating costs and expenses (1)	33	10	21	48
Total	$(96)	$186	$(144)	$126

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022
Interest rate derivatives	Interest expense	$2	$(1)	$3	$(15)
Commodity derivatives	Revenue	(58)	(35)	(7)	12
Commodity derivatives	Operating costs and expenses	25	26	22	42
Total		$(31)	$(10)	$18	$39

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Over the next twelve months, we expect to reclassify $9 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense.  Likewise, we expect to reclassify $18 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $35 million as an increase in revenue and $17 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022
Commodity derivatives	Revenue	$(27)	$32	$190	$77
Commodity derivatives	Operating costs and expenses	–	7	–	14
Total		$(27)	$39	$190	$91

The $190 million net gain recognized for the nine months ended September 30, 2023 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $240 million of net realized gains and $50 million of net unrealized mark-to-market losses attributable to commodity derivatives.

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

The values for commodity derivatives are presented before and after the application of CME Rule 814, which deems that financial instruments cleared by the CME are settled daily in connection with variation margin payments.  As a result of this exchange rule, CME-related derivatives are considered to have no fair value at the balance sheet date for financial reporting purposes; however, the derivatives remain outstanding and subject to future commodity price fluctuations until they are settled in accordance with their contractual terms.  Derivative transactions cleared on exchanges other than the CME (e.g., the Intercontinental Exchange or ICE) continue to be reported on a gross basis.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	At September 30, 2023 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$391	$403	$–	$794
Impact of CME Rule 814	(46)	(215)	–	(261)
Total commodity derivatives	345	188	–	533
Total	$345	$188	$–	$533

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$447	$455	$–	$902
Impact of CME Rule 814	(115)	(228)	–	(343)
Total commodity derivatives	332	227	–	559
Total	$332	$227	$–	$559

	At December 31, 2022 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives:	$–	$26	$–	$26
Commodity derivatives:
Value before application of CME Rule 814	166	1,170	–	1,336
Impact of CME Rule 814	(161)	(689)	–	(850)
Total commodity derivatives	5	481	–	486
Total	$5	$507	$–	$512

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$95	$1,118	$–	$1,213
Impact of CME Rule 814	(90)	(711)	–	(801)
Total commodity derivatives	5	407	–	412
Total	$5	$407	$–	$412

In the aggregate, the fair value of our commodity hedging portfolios at September 30, 2023 was a net derivative liability of $108 million prior to the impact of CME Rule 814.

Financial assets and liabilities recorded on the balance sheet at September 30, 2023 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $24.5 billion and $24.2 billion at September 30, 2023 and December 31, 2022, respectively.  The aggregate carrying value of these debt obligations was $28.0 billion and $27.5 billion at September 30, 2023 and December 31, 2022, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 14.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues – related parties:
Unconsolidated affiliates	$18	$20	$44	$55
Costs and expenses – related parties:
EPCO and its privately held affiliates	$347	$334	$992	$940
Unconsolidated affiliates	51	55	135	176
Total	$398	$389	$1,127	$1,116

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	September 30, 2023	December 31, 2022
Accounts receivable - related parties:
EPCO and its privately held affiliates	$–	$1
Unconsolidated affiliates	5	10
Total	$5	$11

Accounts payable - related parties:
EPCO and its privately held affiliates	$134	$221
Unconsolidated affiliates	14	11
Total	$148	$232

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

At September 30, 2023, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,197,607 common units	32.3%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 62,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at September 30, 2023.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any.  During the nine months ended September 30, 2023 and 2022, we paid EPCO and its privately held affiliates cash distributions totaling $1.0 billion and $955 million, respectively.

We have no employees.  All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers.  We and our general partner are parties to the ASA.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs and expenses	$305	$295	$873	$821
General and administrative expenses	36	34	102	106
Total costs and expenses	$341	$329	$975	$927

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  For each of the three months ended September 30, 2023 and 2022, we recognized $3 million of related party operating lease expense in connection with these office space leases.  For each of the nine months ended September 30, 2023 and 2022, we recognized $10 million of related party operating lease expense in connection with these office space leases.

Note 15.  Income Taxes

Income taxes are accounted for under the asset-and-liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the three and nine months ended September 30, 2023 and 2022.

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Current portion of income tax provision:
Federal	$(1)	$(1)	$(11)	$(1)
State	(8)	(9)	(29)	(26)
Foreign	–	–	–	(3)
Total current portion	(9)	(10)	(40)	(30)
Deferred portion of income tax provision:
Federal	(4)	(6)	–	(19)
State	(9)	(2)	(5)	(5)
Total deferred portion	(13)	(8)	(5)	(24)
Total provision for income taxes	$(22)	$(18)	$(45)	$(54)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Pre-Tax Net Book Income (“NBI”)	$1,372	$1,410	$4,100	$4,217

Texas Margin Tax (1)	(17)	(10)	(33)	(29)
State income tax provision, net of federal benefit	–	–	(1)	(1)
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(5)	(4)	(11)	(11)
Other	–	(4)	–	(13)
Provision for income taxes	$(22)	$(18)	$(45)	$(54)

Effective income tax rate	(1.6)%	(1.3)%	(1.1)%	(1.3)%

(1)
Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	September 30,	December 31,
	2023	2022
Deferred tax liabilities:
Attributable to investment in OTA	$432	$406
Attributable to property, plant and equipment	137	133
Attributable to investments in other entities	5	5
Other	59	60
Total deferred tax liabilities	633	604
Deferred tax assets:
Net operating loss carryovers (1)	46	22
Temporary differences related to Texas Margin Tax	4	4
Total deferred tax assets	50	26
Valuation allowance	22	22
Total deferred tax assets, net of valuation allowance	28	4
Total net deferred tax liabilities	$605	$600

(1)	The loss amount presented as of September 30, 2023 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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

There were no accruals for litigation contingencies at September 30, 2023 and December 31, 2022, respectively.

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $29.2 billion and $28.6 billion at September 30, 2023 and December 31, 2022, respectively.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

Lease Accounting Matters
There has been no significant change in our operating lease obligations since those disclosed in the 2022 Form 10-K.

The following table presents information regarding operating leases where we are the lessee at September 30, 2023:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$206	$206	9 years	4.1%
Transportation equipment	15	17	4 years	4.2%
Office and warehouse space	154	188	13 years	3.0%
Total	$375	$411

(1)	Right of use (“ROU”) asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)	At September 30, 2023, lease liabilities of $73 million and $338 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
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

The following table disaggregates our total operating lease expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$18	$16	$51	$43
Related accretion expense on lease liability balances	4	3	11	9
Total fixed lease expense	22	19	62	52
Variable lease expense	3	3	9	4
Subtotal operating lease expense	25	22	71	56
Short-term operating leases	30	25	82	65
Total operating lease expense	$55	$47	$153	$121

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash payments attributable to operating lease liabilities were $21 million and $19 million for the three months ended September 30, 2023 and 2022, respectively.  For the nine months ended September 30, 2023 and 2022, cash paid for operating lease liabilities was $62 million and $47 million, respectively.

Operating lease income for each of the three months ended September 30, 2023 and 2022 was $4 million.  For the nine months ended September 30, 2023 and 2022, operating lease income was $12 million and $10 million, respectively.

Purchase Obligations
Our consolidated purchase obligations at September 30, 2023 did not differ materially from those reported in our 2022 Form 10-K.

Note 17.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022
Decrease (increase) in:
Accounts receivable – trade	$36	$365
Accounts receivable – related parties	4	(9)
Inventories	(766)	(475)
Prepaid and other current assets	(665)	272
Other assets	31	54
Increase (decrease) in:
Accounts payable – trade	67	(134)
Accounts payable – related parties	(84)	(12)
Accrued product payables	457	(216)
Accrued interest	(189)	(233)
Other current liabilities	467	(220)
Other long-term liabilities	(64)	(74)
Net effect of changes in operating accounts	$(706)	$(682)

Cash payments for interest, net of $86 and $60 capitalized during the nine months ended September 30, 2023 and 2022, respectively	$1,123	$1,141

Cash payments for federal and state income taxes	$22	$–

We incurred liabilities for construction in progress that had not been paid at September 30, 2023 and December 31, 2022 of $371 million and $238 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

Acquisition of Navitas Midstream

In February 2022, we acquired all of the member interests in Navitas Midstream Partners, LLC (“Navitas Midstream”) for $3.2 billion in net cash consideration.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three and Nine Months Ended September 30, 2023 and 2022

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

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q for the three and nine months ended September 30, 2023 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at September 30, 2023.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the third quarter of 2023 compared to the third quarter of 2022.  Likewise, the phrase “period-to-period” means the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

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

Recent Developments

Enterprise Announces Permian Growth Projects; Conversion of Crude Oil Pipeline back to NGL Service

In October 2023, we announced the following four new projects to support ongoing production growth in the Permian Basin (including their respective scheduled completion dates):

•	the Bahia NGL Pipeline (first half of 2025);

•	our Mentone 4 natural gas processing plant in the Delaware Basin (second half of 2025);

•	our Orion natural gas processing plant in the Midland Basin (second half of 2025); and

•	an NGL fractionator (“Frac 14”) and an associated deisobutanizer (“DIB”) unit in Chambers County, TX (second half of 2025)

In addition, we have taken initial steps to convert the Midland-to-Sealy segment of the Midland-to-ECHO 2 pipeline back to NGL service (as part of our Seminole NGL Pipeline).  We expect this conversion to be completed in December 2023.

Enterprise Begins Service At PDH 2 Plant

In July 2023, we placed into service our second propane dehydrogenation plant (“PDH 2”) in Chambers County, Texas.  Supported by long-term, fee-based contracts, PDH 2 has the capacity to consume 35 MBPD of propane to produce 1.65 billion pounds of PGP per year, which will help us supply our petrochemical customers with the feedstock to produce products that meet the needs of a growing global population.  With the completion and integration of our PDH 2 plant with our existing PDH 1 plant and other propylene production facilities, we now have the capacity to produce approximately 11 billion pounds of propylene per year.

Enterprise Begins Service At Its Twelfth NGL Fractionator in Chambers County, Texas

In July 2023, our twelfth NGL fractionator (“Frac 12”) located in Chambers County, Texas was placed into service.  The incremental 150 MBPD of nameplate capacity at Frac 12 will help accommodate growing NGL production from new natural gas processing plants in the Permian Basin and help satisfy the demand for feedstocks by the petrochemical and refining industries and LPG exports to developing nations.  Supported by long-term customer agreements, the addition of Frac 12 increases total NGL fractionation capacity to approximately 1.2 MMBPD at our Chambers County complex and approximately 1.7 MMBPD company-wide.

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

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2022 by quarter:
1st Quarter	$4.96	$0.40	$1.30	$1.59	$1.60	$2.21	$0.63	$0.39	$0.55
2nd Quarter	$7.17	$0.59	$1.24	$1.50	$1.68	$2.17	$0.61	$0.40	$0.46
3rd Quarter	$8.20	$0.55	$1.08	$1.19	$1.44	$1.72	$0.47	$0.28	$0.26
4th Quarter	$6.26	$0.39	$0.79	$0.97	$1.03	$1.54	$0.32	$0.18	$0.17
2022 Averages	$6.65	$0.48	$1.10	$1.31	$1.44	$1.91	$0.51	$0.31	$0.36

2023 by quarter:
1st Quarter	$3.44	$0.25	$0.82	$1.11	$1.16	$1.62	$0.50	$0.22	$0.37
2nd Quarter	$2.09	$0.21	$0.67	$0.78	$0.84	$1.44	$0.40	$0.21	$0.37
3rd Quarter	$2.54	$0.30	$0.68	$0.83	$0.94	$1.55	$0.36	$0.15	$0.40
2023 Averages	$2.69	$0.25	$0.72	$0.91	$0.98	$1.54	$0.42	$0.19	$0.38

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
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

The weighted-average indicative market price for NGLs was $0.61 per gallon in the third quarter of 2023 versus $0.95 per gallon in the third quarter of 2022.  Likewise, the weighted-average indicative market price for NGLs was $0.61 per gallon during the nine months ended September 30, 2023 compared to $0.99 per gallon during the same period in 2022.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil,	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2022 by quarter:
1st Quarter	$94.29	$96.43	$96.77	$96.77
2nd Quarter	$108.41	$109.66	$109.96	$110.17
3rd Quarter	$91.56	$93.41	$93.77	$94.17
4th Quarter	$82.64	$83.97	$84.33	$85.50
2022 Averages	$94.23	$95.87	$96.21	$96.65

2023 by quarter:
1st Quarter	$76.13	$77.50	$77.74	$79.00
2nd Quarter	$73.78	$74.48	$74.68	$75.87
3rd Quarter	$82.26	$83.85	$84.02	$84.72
2023 Averages	$77.39	$78.61	$78.81	$79.86

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

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

See “Capital Investments” within this Part I, Item 2 for a discussion of the impact of inflation on our capital investment decisions.

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$11,998	$15,468	$35,093	$44,536
Costs and expenses:
Operating costs and expenses:
Cost of sales	8,786	12,319	25,796	35,325
Other operating costs and expenses	986	926	2,749	2,567
Depreciation, amortization and accretion expenses	583	537	1,692	1,607
Asset impairment charges	11	29	27	48
Net losses (gains) attributable to asset sales and related matters	−	1	(4)	3
Total operating costs and expenses	10,366	13,812	30,260	39,550
General and administrative costs	59	55	172	179
Total costs and expenses	10,425	13,867	30,432	39,729
Equity in income of unconsolidated affiliates	122	111	347	335
Operating income	1,695	1,712	5,008	5,142
Other income (expense):
Interest expense	(328)	(309)	(944)	(937)
Other, net	5	7	36	12
Total other expense, net	(323)	(302)	(908)	(925)
Income before income taxes	1,372	1,410	4,100	4,217
Provision for income taxes	(22)	(18)	(45)	(54)
Net income	1,350	1,392	4,055	4,163
Net income attributable to noncontrolling interests	(31)	(31)	(91)	(93)
Net income attributable to preferred units	(1)	(1)	(3)	(3)
Net income attributable to common unitholders	$1,318	$1,360	$3,961	$4,067

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
NGL Pipelines & Services:
Sales of NGLs and related products	$3,021	$5,519	$10,325	$16,139
Midstream services	736	718	2,050	2,232
Total	3,757	6,237	12,375	18,371
Crude Oil Pipelines & Services:
Sales of crude oil	5,068	4,455	12,999	13,202
Midstream services	297	269	851	979
Total	5,365	4,724	13,850	14,181
Natural Gas Pipelines & Services:
Sales of natural gas	537	1,556	1,828	3,795
Midstream services	347	330	1,046	901
Total	884	1,886	2,874	4,696
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,647	2,346	5,052	6,470
Midstream services	345	275	942	818
Total	1,992	2,621	5,994	7,288
Total consolidated revenues	$11,998	$15,468	$35,093	$44,536

Third Quarter of 2023 Compared to Third Quarter of 2022.
Total revenues for the third quarter of 2023 decreased a net $3.5 billion when compared to the third quarter of 2022 primarily due to lower marketing revenues.

Revenues from the marketing of NGLs and petrochemicals and refined products decreased a combined $3.2 billion quarter-to-quarter primarily due to lower average sales prices, which accounted for a $2.9 billion decrease, and lower sales volumes, which accounted for an additional $265 million decrease.  Revenues from the marketing of natural gas decreased $1.0 billion quarter-to-quarter primarily due to lower average sales prices.  Revenues from the marketing of crude oil increased a net $613 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $1.4 billion increase, partially offset by lower average sales prices, which accounted for a $837 million decrease.

Revenues from midstream services for the third quarter of 2023 increased $133 million when compared to the third quarter of 2022.  Revenues from our NGL, natural gas and petrochemicals and refined products pipeline assets increased a combined $66 million quarter-to-quarter primarily due to higher demand for transportation services.  Revenues from our Chambers County propylene production facilities increased $38 million quarter-to-quarter primarily due to higher propylene processing revenues as a result of contributions from our PDH 2 facility, which was placed into service in July 2023.  Lastly, revenues from our natural gas processing facilities increased $27 million quarter-to-quarter primarily due to an increase in total fee-based natural gas processing volumes as a result of the addition of Poseidon, which was placed into service in July 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Total revenues for the nine months ended September 30, 2023 decreased $9.4 billion when compared to the nine months ended September 30, 2022 primarily due to lower marketing revenues.

Revenues from the marketing of NGLs decreased $5.8 billion period-to-period primarily due to lower average sales prices.  Revenues from the marketing of crude oil, natural gas and petrochemicals and refined products decreased a combined net $3.6 billion period-to-period primarily due to lower average sales prices, which accounted for a $6.8 billion decrease, partially offset by higher sales volumes, which accounted for a $3.2 billion increase.

Revenues from midstream services for the nine months ended September 30, 2023 decreased a net $41 million when compared to the nine months ended September 30, 2022.  Revenues from our natural gas processing facilities decreased $153 million period-to-period primarily due to lower market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Revenues from our crude oil pipeline assets decreased $101 million period-to-period primarily due to lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term gathering agreements on our EFS Midstream System and South Texas Crude Oil Pipeline System.  Lastly, revenues from our NGL and natural gas pipeline assets increased a combined $233 million period-to-period primarily due to higher demand for transportation services and the addition of the Midland Basin Gathering System, which was acquired in February 2022.

Operating costs and expenses

Total operating costs and expenses for the three and nine months ended September 30, 2023 decreased $3.4 billion and $9.3 billion, respectively, when compared to the same periods in 2022.

Cost of sales
Third Quarter of 2023 Compared to Third Quarter of 2022.  Cost of sales for the third quarter of 2023 decreased a net $3.5 billion when compared to the third quarter of 2022.  The cost of sales associated with the marketing of NGLs and petrochemicals and refined products decreased a combined $3.6 billion quarter-to-quarter primarily due to lower average purchase prices, which accounted for a $3.4 billion decrease, and lower volumes, which accounted for an additional $240 million decrease.  The cost of sales associated with the marketing of natural gas decreased $520 million primarily due to lower average purchase prices.  The cost of sales associated with the marketing of crude oil increased a net $641 million primarily due to higher volumes, which accounted for a $1.2 billion increase, partially offset by lower average purchase prices, which accounted for a $620 million decrease.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Cost of sales for the nine months ended September 30, 2023 decreased $9.5 billion when compared to the nine months ended September 30, 2022.  The cost of sales associated with our marketing of NGLs decreased $6.4 billion period-to-period primarily due to lower average purchase prices.  The cost of sales associated with the marketing of crude oil, natural gas and petrochemicals and refined products decreased a combined net $3.1 billion primarily due to lower average purchase prices, which accounted for a $5.9 billion decrease, partially offset by higher volumes, which accounted for a $2.8 billion increase.

Other operating costs and expenses
Other operating costs and expenses for the third quarter of 2023 increased $60 million when compared to the third quarter of 2022 primarily due to higher maintenance, rental, employee compensation and other operating costs.

Other operating costs and expenses for the nine months ended September 30, 2023 increased a net $182 million when compared to the nine months ended September 30, 2022 primarily due to higher maintenance, rental, employee compensation and other operating costs, which accounted for a $252 million increase, partially offset by lower utility costs, which accounted for a $70 million decrease.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the three and nine months ended September 30, 2023 increased a combined $46 million and $85 million, respectively, when compared to the same periods in 2022.  Depreciation expense increased $29 million quarter-to-quarter and $49 million period-to-period primarily due to the addition of our PDH 2 facility, which was placed into service in July 2023, assets attributable to the acquisition of our Midland Basin System in February 2022 and other assets placed into full or limited service since the end of the respective periods in 2022.  Additionally, amortization expense associated with our contract-based intangible assets accounted for an additional $7 million of the quarter-to-quarter increase and $17 million of the period-to-period increase.

General and administrative costs

General and administrative costs for the third quarter of 2023 increased $4 million when compared to the third quarter of 2022 primarily due to higher employee compensation costs.  General and administrative costs for the nine months ended September 30, 2023 decreased $7 million when compared to the same period in 2022 primarily due to lower professional services and employee compensation costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the three and nine months ended September 30, 2023 increased $11 million and $12 million, respectively, when compared to the same periods in 2022 primarily due to higher earnings from investments in crude oil pipelines.

Operating income

Operating income for the three and nine months ended September 30, 2023 decreased $17 million and $134 million, respectively, when compared to the same periods in 2022 due to the previously described quarter-to-quarter and period-to-period changes.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest charged on debt principal outstanding (1)	$341	$321	$1,014	$962
Impact of interest rate hedging program, including related amortization	(2)	1	(3)	15
Interest costs capitalized in connection with construction projects (2)	(17)	(22)	(86)	(60)
Other	6	9	19	20
Total	$328	$309	$944	$937

(1)
The weighted-average interest rates on debt principal outstanding during the three and nine months ended September 30, 2023 were 4.55% and 4.57%, respectively.  The weighted-average interest rate on debt principal outstanding during each of the three and nine months ended September 30, 2022 were 4.33% and 4.32%, respectively.

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

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $20 million quarter-to-quarter.  This increase was primarily due to the issuance of $1.75 billion fixed-rate senior notes in January 2023, which accounted for a $23 million increase, partially offset by a $13 million decrease as a result of the retirement of $1.25 billion of fixed-rate senior notes in March 2023 and the redemption of $350 million of junior subordinated notes in August 2022.  In addition, interest expense on our outstanding variable-rate junior subordinated notes increased $5 million primarily due to a quarter-to-quarter increase in the applicable 3-month variable rate.  Beginning on July 1, 2023, our junior subordinated notes subject to a variable rate replaced the applicable LIBOR Rate with the 3-month CME Term SOFR plus a 0.26161% tenor spread adjustment.

Interest charged on debt principal outstanding increased a net $52 million period-to-period.  This increase was primarily due to the aforementioned issuance of senior notes, which accounted for a $66 million increase, partially offset by a $40 million decrease as a result of the retirement of $1.4 billion and $1.25 billion of fixed-rate senior notes in February 2022 and March 2023, respectively, and the redemption of the aforementioned junior subordinated notes in August 2022.  In addition, interest expense on our outstanding variable-rate junior subordinated notes increased $16 million primarily due to a period-to-period increase in the applicable 3-month variable rate.

For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.  For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.

Income taxes

Our income taxes are primarily comprised of our state tax obligations under the Revised Texas Franchise Tax (“Texas Margin Tax”).  Our provision for income taxes for the three and nine months ended September 30, 2023 increased $4 million and decreased $9 million, respectively, when compared to the same periods in 2022.

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gross operating margin by segment:
NGL Pipelines & Services	$1,196	$1,296	$3,518	$3,848
Crude Oil Pipelines & Services	432	415	1,251	1,237
Natural Gas Pipelines & Services	239	278	791	727
Petrochemical & Refined Products Services	453	353	1,255	1,178
Total segment gross operating margin (1)	2,320	2,342	6,815	6,990
Net adjustment for shipper make-up rights	11	(21)	32	(49)
Total gross operating margin (non-GAAP)	$2,331	$2,321	$6,847	$6,941

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income	$1,695	$1,712	$5,008	$5,142
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	566	524	1,644	1,569
Asset impairment charges in operating costs and expenses	11	29	27	48
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	−	1	(4)	3
General and administrative costs	59	55	172	179
Total gross operating margin (non-GAAP)	$2,331	$2,321	$6,847	$6,941

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$293	$485	$929	$1,487
NGL pipelines, storage and terminals	704	611	1,992	1,716
NGL fractionation	199	200	597	645
Total	$1,196	$1,296	$3,518	$3,848

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,974	3,702	3,965	3,650
NGL marine terminal volumes (MBPD)	771	747	787	713
NGL fractionation volumes (MBPD)	1,519	1,371	1,528	1,341
Equity NGL-equivalent production volumes (MBPD) (1)	184	182	173	188
Fee-based natural gas processing volumes (MMcf/d) (2,3)	5,928	5,202	5,717	5,091

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

Natural gas processing and related NGL marketing activities
Third Quarter of 2023 Compared to Third Quarter of 2022.  Gross operating margin from natural gas processing and related NGL marketing activities for the third quarter of 2023 decreased $192 million when compared to the third quarter of 2022.

Gross operating margin from our NGL marketing activities decreased $77 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $61 million decrease, and lower non-cash, mark-to-market earnings, which accounted for an additional $16 million decrease.

Gross operating margin from our Midland Basin natural gas processing facilities decreased a net $65 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $70 million decrease, and higher utility and other operating expenses, which accounted for an additional $8 million decrease, partially offset by higher fee-based natural gas processing volumes, which accounted for a $13 million increase.  Fee-based processing volumes at our Midland Basin natural gas processing facilities increased 212 MMcf/d quarter-to-quarter primarily due to processing volumes contributed by our Poseidon natural gas processing plant, which was placed into service in July 2023.

Gross operating margin from our Delaware Basin natural gas processing facilities decreased $35 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes and equity NGL-equivalent production volumes at these facilities decreased 14 MMcf/d and 2 MBPD, respectively, quarter-to-quarter.

Gross operating margin from our South Texas natural gas processing facilities decreased a net $4 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $5 million decrease, and a 6 MBPD decrease in equity NGL-equivalent production volumes, which accounted for an additional $5 million decrease, partially offset by a 181 MMcf/d increase in fee-based natural gas processing volumes, which accounted for a $3 million increase, and lower maintenance and other operating costs, which accounted for an additional $3 million increase.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Gross operating margin from natural gas processing and related NGL marketing activities for the nine months ended September 30, 2023 decreased $558 million when compared to the nine months ended September 30, 2022.

Gross operating margin from our NGL marketing activities decreased $256 million period-to-period primarily due to lower average sales margins, which accounted for a $218 million decrease, and lower sales volumes, which accounted for an additional $35 million decrease.

Gross operating margin from our Midland Basin natural gas processing facilities decreased a net $146 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $204 million decrease, and higher operating costs, which accounted for an additional $20 million decrease, partially offset by an increase in total equity NGL-equivalent production volumes, which accounted for a $24 million increase, and an increase in total fee-based natural gas processing volumes, which accounted for an additional $56 million increase.  Fee-based natural gas processing volumes at these facilities, which reflect the average daily operating rates from the time the asset was acquired, increased 173 MMcf/d and equity NGL-equivalent production volumes increased 1 MBPD period-to-period.

Gross operating margin from our Delaware Basin natural gas processing facilities decreased $86 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes at these facilities increased 81 MMcf/d and equity NGL-equivalent production volumes decreased 3 MBPD period-to-period.

Gross operating margin from our South Texas natural gas processing facilities decreased $40 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $33 million decrease, and higher maintenance and other operating costs, which accounted for an additional $7 million decrease.  Fee-based natural gas processing volumes increased 96 MMcf/d and equity NGL-equivalent production volumes decreased 1 MBPD period-to-period.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities decreased $16 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes increased 206 MMcf/d and equity NGL-equivalent production volumes decreased 3 MBPD period-to-period (net to our interest).

On a combined basis, gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased $10 million period-to-period primarily due to a 10 MBPD decrease in equity NGL-equivalent production volumes.  Fee-based natural gas processing volumes decreased a combined 48 MMcf/d period-to-period.

NGL pipelines, storage and terminals
Third Quarter of 2023 Compared to Third Quarter of 2022.  Gross operating margin from our NGL pipelines, storage and terminal assets during the third quarter of 2023 increased $93 million when compared to the third quarter of 2022.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $25 million quarter-to-quarter primarily due to higher average transportation fees.  Transportation volumes on these pipelines increased a combined 91 MBPD quarter-to-quarter.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers.  On a combined basis, gross operating margin from these pipelines increased a net $19 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for a $19 million increase, and a 64 MBPD (net to our interest) increase in transportation volumes, which accounted for an additional $5 million increase, partially offset by lower other revenues, which accounted for a $3 million decrease.

Gross operating margin from our South Texas NGL Pipeline System increased $14 million quarter-to-quarter primarily due to a 36 MBPD increase in transportation volumes, which accounted for a $7 million increase, and higher average transportation and related fees, which accounted for an additional $7 million increase.

Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) increased $13 million quarter-to-quarter primarily due to higher average loading fees.  LPG export volumes at EHT increased 9 MBPD quarter-to-quarter.  Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $9 million quarter-to-quarter primarily due to a 15 MBPD increase in export volumes, which accounted for a $4 million increase, and higher average loading fees, which accounted for an additional $3 million increase.  Gross operating margin from our related Houston Ship Channel Pipeline System increased $9 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for a $4 million increase, and a 69 MBPD increase in transportation volumes, which accounted for an additional $3 million increase.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Gross operating margin from our NGL pipelines, storage and terminal assets during the nine months ended September 30, 2023 increased $276 million when compared to the nine months ended September 30, 2022.

On a combined basis gross operating margin for our Eastern ethane pipelines increased $58 million period-to-period primarily due to a combined 82 MBPD increase in transportation volumes.

Gross operating margin from LPG-related activities at EHT increased $49 million period-to-period primarily due to higher average loading fees, which accounted for a $25 million increase, and a 49 MBPD increase in LPG export volumes, which accounted for an additional $19 million increase.  Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $34 million period-to-period primarily due to a 25 MBPD increase in export volumes, which accounted for a $21 million increase, and higher average loading fees, which accounted for an additional $9 million increase.  Gross operating margin from our related Houston Ship Channel Pipeline System increased $23 million period-to-period primarily due to a 105 MBPD increase in transportation volumes, which accounted for a $14 million increase, and higher average transportation fees, which accounted for an additional $9 million increase.

Gross operating margin from our South Texas NGL Pipeline System increased $31 million period-to-period primarily due to higher average transportation and related fees, which accounted for a $19 million increase, a 26 MBPD increase in transportation volumes, which accounted for a $6 million increase, and higher storage and other revenues, which accounted for an additional $6 million increase.

On a combined basis, gross operating margin for our pipelines that serve Permian Basin and/or Rocky Mountain producers increased a net $24 million period-to-period primarily due to higher average transportation fees, which accounted for a $27 million increase, a 72 MBPD (net to our interest) increase in transportation volumes, which accounted for a $9 million increase, and higher other revenues, which accounted for an additional $9 million increase, partially offset by higher maintenance and other operating costs, which accounted for a $21 million decrease.

Gross operating margin from our Chambers County storage complex increased $13 million period-to-period primarily due to lower operating costs, which accounted for a $7 million increase, and higher storage revenues, which accounted for an additional $6 million increase.

Gross operating margin from our South Louisiana NGL Pipeline System increased $11 million period-to-period primarily due to higher average transportation fees, which accounted for a $4 million increase, lower operating costs, which accounted for a $4 million increase, and a 16 MBPD increase in transportation volumes, which accounted for an additional $3 million increase.

NGL fractionation
Third Quarter of 2023 Compared to Third Quarter of 2022.  Gross operating margin from NGL fractionation during the third quarter of 2023 decreased $1 million when compared to the third quarter of 2022.

Gross operating margin from our Chambers County NGL fractionation complex was flat quarter-to-quarter primarily due to a 114 MBPD (net to our interest) increase in fractionation volumes, which accounted for a $20 million increase, and lower utility and other operating costs, which accounted for an additional $8 million increase, offset by lower average fractionation fees, which accounted for a $24 million decrease, and lower ancillary service revenues, which accounted for an additional $5 million decrease.  NGL fractionation volumes at our Chambers County NGL fractionation complex increased primarily due to contributions from Frac 12, which entered service in July 2023.

On a combined basis, gross operating margin from our other NGL fractionators decreased $3 million quarter-to-quarter primarily due to lower average fractionation fees.  NGL fractionation volumes from our other NGL fractionators increased a combined 34 MBPD (net to our interest) quarter-to-quarter.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Gross operating margin from NGL fractionation during the nine months ended September 30, 2023 decreased $48 million when compared to the nine months ended September 30, 2022.

Gross operating margin from our Chambers County NGL fractionation complex decreased a net $35 million period-to-period primarily due to lower average fractionation fees, which accounted for a $53 million decrease, and lower ancillary services revenues, which accounted for an additional $46 million decrease, partially offset by lower utility and other operating costs, which accounted for a $40 million increase, and a 155 MBPD (net to our interest) increase in fractionation volumes, which accounted for an additional $21 million increase.  NGL fractionation volumes from our Chambers County NGL fractionation complex increased primarily due to contributions from Frac 12.

On a combined basis, gross operating margin from our other NGL fractionators decreased a net $16 million period-to-period primarily due to lower average fractionation fees, which accounted for a $26 million decrease, and lower ancillary service revenues, which accounted for an additional $8 million decrease, partially offset by a combined 32 MBPD (net to our interest) increase in NGL fractionation volumes, which accounted for a $13 million increase.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Segment gross operating margin:
Midland-to-ECHO System and related business activities	$136	$84	$406	$281
Other crude oil pipelines, terminals and related marketing results	296	331	845	956
Total	$432	$415	$1,251	$1,237

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,560	2,216	2,409	2,204
Crude oil marine terminal volumes (MBPD)	988	824	881	799

Third Quarter of 2023 Compared to Third Quarter of 2022.  Gross operating margin from our Crude Oil Pipelines & Services segment for the third quarter of 2023 increased $17 million when compared to the third quarter of 2022.

Gross operating margin from our West Texas Pipeline System increased $72 million quarter-to-quarter primarily due to higher ancillary service and other revenues.  Transportation volumes on our West Texas Pipeline System increased 46 MBPD quarter-to-quarter.

Gross operating margin from our Midland-to-ECHO System and related business activities increased $52 million quarter-to-quarter primarily due to a 137 MBPD (net to our interest) increase in transportation volumes, which accounted for a $27 million increase, and higher average transportation fees and related margins from marketing activities, which accounted for an additional $25 million increase.

Gross operating margin from our ECHO terminal increased $13 million quarter-to-quarter primarily due to higher terminaling and storage revenues, which accounted for a $9 million increase, and lower utility and other operating costs, which accounted for an additional $4 million increase.

Gross operating margin from crude oil activities at EHT increased $11 million quarter-to-quarter primarily due to higher loading revenues.  Crude oil terminal volumes at EHT increased 200 MBPD quarter-to-quarter.

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) decreased $100 million quarter-to-quarter primarily due to lower non-cash, mark-to-market earnings, which accounted for a $75 million decrease, and lower average sales margins, which accounted for an additional $28 million decrease.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $25 million quarter-to-quarter primarily due to lower ancillary service and other revenues.  Transportation volumes on our South Texas Crude Oil Pipeline System decreased 15 MBPD quarter-to-quarter.

Gross operating margin from our equity investment in the Seaway Pipeline decreased $6 million quarter-to-quarter primarily due to lower transportation and related fee revenues.  Transportation volumes on our Seaway Pipeline increased 104 MBPD (net to our interest) quarter-to-quarter.

Gross operating margin from our EFS Midstream System decreased a net $4 million quarter-to-quarter primarily due to lower average transportation fees, which accounted for a $9 million decrease, partially offset by a 165 MMcf/d and 20 MBPD increase in natural gas and condensate transportation volumes, respectively, which accounted for a $6 million increase.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Gross operating margin from our Crude Oil Pipelines & Services segment for the nine months ended September 30, 2023 increased $14 million when compared to the nine months ended September 30, 2022.

Gross operating margin from our West Texas Pipeline System increased $160 million period-to-period primarily due to higher ancillary service and other revenues.  Transportation volumes on our West Texas Pipeline System increased 24 MBPD period-to-period.

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $125 million period-to-period primarily due to higher average transportation fees and related margins from marketing activities, which accounted for a $76 million increase, and a 108 MBPD (net to our interest) increase in transportation volumes, which accounted for an additional $62 million increase, partially offset by higher chemical, utility and other operating costs, which accounted for a $19 million decrease.

Gross operating margin from our ECHO terminal increased $17 million period-to-period primarily due to higher terminaling and storage revenues, which accounted for a $14 million increase, and lower utility and other operating costs, which accounted for an additional $3 million increase.

Gross operating margin from crude oil activities at EHT increased a net $8 million period-to-period primarily due to higher loading revenues, which accounted for a $17 million increase, partially offset by lower storage and other revenues, which accounted for a $10 million decrease.  Crude oil terminal volumes at EHT increased 123 MBPD period-to-period.

Gross operating margin from our EFS Midstream system decreased $162 million period-to-period primarily due to lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term gathering agreements at the end of June 2022, which accounted for a $106 million decrease, and lower average transportation fees, which accounted for an additional $51 million decrease.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $67 million period-to-period primarily due to lower ancillary service and other revenues, which accounted for a $29 million decrease, lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term agreements at the end of July 2022, which accounted for an $18 million decrease, and lower average transportation fees, which accounted for an additional $13 million decrease.  Transportation volumes on our South Texas Crude Oil Pipeline System decreased 32 MBPD period-to-period.

Gross operating margin from our equity investment in the Seaway Pipeline decreased $48 million period-to-period primarily due to lower transportation and related fee revenues.  Transportation volumes on our Seaway Pipeline increased 73 MBPD (net to our interest) period-to-period.

Gross operating margin from our Midland terminal decreased $13 million period-to-period primarily due to lower ancillary service and other revenues.

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) decreased $5 million period-to-period primarily due to lower average sales margins.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Segment gross operating margin	$239	$278	$791	$727

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	18,440	17,514	18,244	16,935

Third Quarter of 2023 Compared to Third Quarter of 2022.  Gross operating margin from our Natural Gas Pipelines & Services segment for the third quarter of 2023 decreased $39 million when compared to the third quarter of 2022.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains decreased $26 million quarter-to-quarter primarily due to lower average gathering fees, which accounted for a $16 million decrease, higher maintenance and other operating costs, which accounted for a $5 million decrease, and a combined 90 BBtus/d decrease in gathering volumes, which accounted for an additional $2 million decrease.

Gross operating margin from our natural gas marketing activities decreased $11 million quarter-to-quarter primarily due to lower average sales margins attributable to location price differentials.

Gross operating margin from our Acadian Gas System and Haynesville Gathering System decreased a combined $10 million quarter-to-quarter primarily due to lower other revenues.  On a combined basis, transportation volumes increased 51 BBtus/d quarter-to-quarter.

Gross operating margin from our East Texas Gathering System increased $5 million quarter-to-quarter primarily due to a 240 BBtus/d increase in gathering volumes.

Gross operating margin from our Midland Basin Gathering System, increased a net $3 million quarter-to-quarter primarily due to a 308 BBtus/d increase in natural gas gathering volumes, which accounted for a $9 million increase, partially offset by higher rental and other operating costs, which accounted for a $6 million decrease.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Gross operating margin from our Natural Gas Pipelines & Services segment for the nine months ended September 30, 2023 increased $64 million when compared to the nine months ended September 30, 2022.

Gross operating margin from our natural gas marketing activities increased $24 million period-to-period primarily due to higher average sales margins attributable to location price differentials.

Gross operating margin from our East Texas Gathering System increased a net $17 million period-to-period primarily due to a 350 BBtus/d increase in gathering volumes, which accounted for a $22 million increase, partially offset by higher maintenance and other operating costs, which accounted for a $5 million decrease.

Gross operating margin from our Texas Intrastate System increased a net $15 million period-to-period primarily due to a 627 BBtus/d increase in transportation volumes, which accounted for a $19 million increase, and higher average transportation fees, which accounted for an additional $17 million increase, partially offset by higher operating costs, which accounted for a $13 million decrease, and lower ancillary and other revenues, which accounted for an additional $8 million decrease.

Gross operating margin from our Delaware Basin Gathering System increased $11 million period-to-period primarily due to higher ancillary service and other revenues, which accounted for a $6 million increase, and a 95 BBtus/d increase in gathering volumes, which accounted for an additional $4 million increase.

Gross operating margin from our Midland Basin Gathering System increased a net $7 million period-to-period primarily due to an increase in total natural gas gathering volumes, which accounted for a $43 million increase, partially offset by higher rental and other operating costs, which accounted for a $36 million decrease.  Gathering volumes on our Midland Basin Gathering System, which reflect the average daily operating rates from the time the asset was acquired, increased 250 BBtus/d period-to-period.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System and San Juan Gathering System in the Rocky Mountains decreased a net $20 million period-to-period primarily due to higher maintenance and other operating costs, which accounted for a $15 million decrease, a 119 BBtus/d decrease in gathering volumes, which accounted for a $9 million decrease, and a decrease in condensate sales, which accounted for an additional $5 million decrease, partially offset by higher average gathering fees, which accounted for a $10 million increase.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Segment gross operating margin:
Propylene production and related activities	$120	$110	$427	$474
Butane isomerization and related operations	30	30	92	84
Octane enhancement and related plant operations	164	104	341	308
Refined products pipelines and related activities	93	67	261	194
Ethylene exports and related activities	28	28	89	88
Marine transportation and other services	18	14	45	30
Total	$453	$353	$1,255	$1,178

Selected volumetric data:
Propylene production volumes (MBPD)	103	101	104	105
Butane isomerization volumes (MBPD)	112	122	110	109
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	185	165	170	159
Octane enhancement and related plant sales volumes (MBPD) (1)	41	40	34	39
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	826	758	817	750
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	331	166	311	200

(1)	Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Chambers County complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Third Quarter of 2023 Compared to Third Quarter of 2022.  Gross operating margin from propylene production and related activities for the third quarter of 2023 increased $10 million when compared to the third quarter of 2022.

Gross operating margin from our propylene pipeline systems increased a combined $6 million quarter-to-quarter primarily due to higher average transportation fees.  On a combined basis, transportation volumes decreased 5 MBPD (net to our interest) quarter-to-quarter.

On a combined basis, gross operating margin from our Chambers County propylene production facilities decreased a net $1 million quarter-to-quarter primarily due to lower propylene sales volumes, which accounted for a $19 million decrease, higher chemical, maintenance and other operating costs, which accounted for a $13 million decrease, and lower average propylene sales margins, which accounted for an additional $8 million decrease, partially offset by higher propylene processing revenues, which accounted for a $33 million increase, and higher storage and other revenues, which accounted for an additional $6 million increase.  Propylene and associated by-product production volumes at these facilities increased a combined 1 MBPD (net to our interest) quarter-to-quarter primarily due to contributions from our PDH 2 facility, which was placed into service in July 2023, partially offset by downtime at our PDH 1 facility for unplanned maintenance during the third quarter of 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Gross operating margin from propylene production and related activities for the nine months ended September 30, 2023 decreased $47 million when compared to the nine months ended September 30, 2022.

On a combined basis, gross operating margin from our Chambers County propylene production facilities decreased a net $72 million period-to-period primarily due to lower propylene sales volumes, which accounted for a $67 million decrease, and lower average propylene sales margins, which accounted for an additional $38 million decrease, partially offset by higher propylene processing revenues, which accounted for a $22 million increase, and higher storage and other revenues, which accounted for an additional $11 million increase.  Propylene and associated by-product production volumes at these facilities, which reflect the average daily operating rates from the time the asset was placed into service, decreased a combined 1 MBPD (net to our interest) period-to-period primarily due to major maintenance activities at our PDH 1 facility during the first and third quarters of 2023 and major maintenance at three of our propylene splitters during the second quarter of 2023, partially offset by production from our PDH 2 facility, which was placed into service in July 2023.

Gross operating margin from our propylene pipeline systems increased a combined $14 million period-to-period primarily due to higher average transportation fees.  On a combined basis, transportation volumes decreased 4 MBPD (net to our interest) period-to-period.

Butane isomerization and related operations
Third Quarter of 2023 Compared to Third Quarter of 2022.  Gross operating margin from butane isomerization and related operations was flat quarter-to-quarter primarily due to lower utility and other operating costs, which accounted for a $4 million increase, and a 17 MBPD increase in transportation volumes, which accounted for an additional $2 million increase, offset by lower average isomerization fees, which accounted for a $6 million decrease.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Gross operating margin from butane isomerization and related operations increased a net $8 million period-to-period primarily due to lower utility and other operating costs, which accounted for a $15 million increase, and a 16 MBPD increase in transportation volumes, which accounted for an additional $3 million increase, partially offset by lower by-product sales, which accounted for a $10 million decrease.

Octane enhancement and related plant operations
Third Quarter of 2023 Compared to Third Quarter of 2022.  Gross operating margin from our octane enhancement and related plant operations for the third quarter of 2023 increased $60 million when compared to the third quarter of 2022 primarily due to higher average sales margins, which accounted for a $35 million increase, higher sales volumes, which accounted for a $16 million increase, and lower utility and other operating costs, which accounted for an additional $8 million increase.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Gross operating margin from our octane enhancement and related plant operations during the nine months ended September 30, 2023 increased $33 million when compared to the nine months ended September 30, 2022 primarily due to higher average sales margins, which accounted for a $24 million increase, and lower utility and other operating costs, which accounted for an additional $7 million increase.

Refined products pipelines and related activities
Third Quarter of 2023 Compared to Third Quarter of 2022.  Gross operating margin from refined products pipelines and related activities for the third quarter of 2023 increased $26 million when compared to the third quarter of 2022.

Gross operating margin from our refined products marketing activities increased a net $13 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $22 million increase, partially offset by lower sales volumes, which accounted for an $11 million decrease.

Gross operating margin from our refined products terminal in Beaumont, Texas increased $5 million quarter-to-quarter primarily due to higher storage and other fee revenues.  Refined product marine terminal volumes at Beaumont increased 157 MBPD quarter-to-quarter.

Gross operating margin from our TE Products Pipeline System increased $3 million quarter-to-quarter primarily due to higher average transportation and related fees.  Overall, transportation volumes on our TE Products Pipeline System increased 26 MBPD quarter-to-quarter.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Gross operating margin from refined products pipelines and related activities for the nine months ended September 30, 2023 increased $67 million when compared to the nine months ended September 30, 2022.

Gross operating margin from our refined products marketing activities increased $64 million period-to-period primarily due to higher average sales margins.

Gross operating margin from our refined products terminal in Beaumont, Texas increased $16 million period-to-period primarily due to higher storage and other fee revenues.  Refined product marine terminal volumes at Beaumont increased 118 MBPD period-to-period.

Gross operating margin from our TE Products Pipeline System decreased $20 million period-to-period primarily due to higher operating costs.  Overall, transportation volumes on our TE Products Pipeline System increased 34 MBPD period-to-period.

Ethylene exports and related activities
Third Quarter of 2023 Compared to Third Quarter of 2022.  Gross operating margin from ethylene exports and related activities during the third quarter of 2023 was flat when compared to the third quarter of 2022.  On a combined basis, gross operating margin from our ethylene pipelines, storage and related marketing activities increased $2 million quarter-to-quarter primarily due to a combined 30 MBPD (net to our interest) increase in transportation volumes.  Gross operating margin from our ethylene export terminal decreased a net $2 million quarter-to-quarter primarily due to lower average loading fees, which accounted for a $4 million decrease, and higher operating costs, which accounted for an additional $3 million decrease, partially offset by a 6 MBPD (net to our interest) increase in ethylene export volumes, which accounted for a $5 million increase.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Gross operating margin from ethylene exports and related activities during the nine months ended September 30, 2023 increased a net $1 million when compared to the nine months ended September 30, 2022.  On a combined basis, gross operating margin from our ethylene pipelines, storage and related marketing activities increased $7 million period-to-period primarily due to a combined 21 MBPD (net to our interest) increase in transportation volumes.  Gross operating margin from our ethylene export terminal decreased a net $6 million period-to-period primarily due to lower average loading fees, which accounted for a $7 million decrease, and higher operating costs, which accounted for an additional $2 million decrease, partially offset by a 1 MBPD (net to our interest) increase in ethylene export volumes, which accounted for a $3 million increase.

Marine transportation and other services
Third Quarter of 2023 Compared to Third Quarter of 2022.  Gross operating margin from marine transportation and other services increased a net $4 million quarter-to-quarter primarily due to higher average fees, which accounted for a $7 million increase, partially offset by higher operating costs, which accounted for a $3 million decrease.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.  Gross operating margin from marine transportation and other services increased a net $15 million period-to-period primarily due to higher average fees, which accounted for a $16 million increase, and higher fleet utilization rates, which accounted for an additional $7 million increase, partially offset by higher operating costs, which accounted for a $9 million decrease.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At September 30, 2023, we had $3.8 billion of consolidated liquidity.  This amount was comprised of $3.6 billion of available borrowing capacity under EPO’s revolving credit facilities, which is the net of $4.2 billion of total borrowing capacity under EPO’s revolving credit facilities and $620 million outstanding under EPO’s commercial paper program, and $171 million of unrestricted cash on hand.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.

Enterprise Declares Cash Distribution for Third Quarter of 2023

On October 5, 2023, we announced that the Board declared a quarterly cash distribution of $0.50 per common unit, or $2.00 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2023.  The quarterly distribution is payable on November 14, 2023 to unitholders of record as of the close of business on October 31, 2023.  The total amount to be paid is $1.1 billion, which includes $10 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  Management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt

At September 30, 2023, the average maturity of EPO’s consolidated debt obligations was approximately 19.3 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2023 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Commercial Paper Notes	$620	$620	$–	$–	$–	$–	$–
Senior Notes	26,275	–	850	1,150	1,625	575	22,075
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$29,191	$620	$850	$1,150	$1,625	$575	$24,371

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

In March 2023, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2023 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its September 2022 364-Day Revolving Credit Agreement.  The March 2023 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2024.  EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement.  As of September 30, 2023, there are no principal amounts outstanding under this new revolving credit agreement.

In March 2023, EPO entered into a new revolving credit agreement that matures in March 2028 (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”).  The March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2026.  We proposed to reduce EPO’s borrowing capacity from $3.0 billion under the prior multi-year revolving credit agreement to $2.7 billion under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.  Under the new agreement, EPO retains the right to increase its borrowing capacity by up to $500 million to $3.2 billion, provided certain conditions for the election are met.  As of September 30, 2023, there are no principal amounts outstanding under this new revolving credit agreement.

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of November 9, 2023, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, Baa1 from Moody’s and A- from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors.  The Partnership elected not to repurchase common units during the three months ended September 30, 2023.  During the nine months ended September 30, 2023, the Partnership repurchased 3,592,710 common units through open market purchases.  The total cost of these repurchases, including commissions and fees, was $92 million.  As of September 30, 2023, the remaining available capacity under the 2019 Buyback Program was $1.2 billion.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Nine Months Ended September 30,
	2023	2022
Net cash flows provided by operating activities	$5,203	$5,314
Cash used in investing activities	2,220	4,309
Cash used in financing activities	2,875	3,715

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

The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the nine months ended September 30, 2023 decreased $111 million when compared to the nine months ended September 30, 2022 primarily due to:

•
an $88 million period-to-period decrease resulting from lower partnership earnings (determined by adjusting our $108 million period-to-period decrease in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows); and

•
a $24 million period-to-period decrease from changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments.

For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Cash used in investing activities during the nine months ended September 30, 2023 decreased a net $2.1 billion when compared to the nine months ended September 30, 2022 primarily due to:

•	a net $3.2 billion cash outflow in February 2022 in connection with the acquisition of our Midland Basin System; partially offset by

•	a $1.1 billion period-to-period increase in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).

Financing activities
Cash used in financing activities during the nine months ended September 30, 2023 decreased a net $840 million when compared to the nine months ended September 30, 2022 primarily due to:

•
a net cash inflow of $627 million related to debt transactions that occurred during the nine months ended September 30, 2023 compared to a net cash outflow of $347 million related to debt transactions that occurred during the nine months ended September 30, 2022.  During the nine months ended September 30, 2023, we issued $1.75 billion aggregate principal amount of senior notes and issued a net $126 million under EPO’s commercial paper program, partially offset by the repayment of $1.25 billion principal amount of senior notes.  During the nine months ended September 30, 2022, we repaid $1.75 billion aggregate principal amount of senior and junior subordinated notes, partially offset by net issuances of $1.4 billion under EPO’s commercial paper program; partially offset by

•	a $154 million period-to-period increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit.

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

The following table summarizes our calculation of DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Net income attributable to common unitholders (GAAP) (1)	$1,318		$1,360		$3,961		$4,067
Adjustments to net income attributable to common unitholders to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	599		558		1,742		1,675
Cash distributions received from unconsolidated affiliates (2)	120		132		367		411
Equity in income of unconsolidated affiliates	(122)		(111)		(347)		(335)
Asset impairment charges	12		29		28		48
Change in fair market value of derivative instruments	38		(48)		48		46
Deferred income tax expense	13		8		5		24
Sustaining capital expenditures (3)	(99)		(77)		(284)		(234)
Other, net	(11)		11		(6)		1
Operational DCF (4)	$1,868		$1,862		$5,514		$5,703
Proceeds from asset sales and other matters	1		6		7		20
Monetization of interest rate derivative instruments accounted for as cash flow hedges	‒		‒		21		‒
DCF (non-GAAP)	$1,869		$1,868		$5,542		$5,723

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,096		$1,042		$3,267		$3,109

Cash distribution per common unit declared by Enterprise GP with respect to period (5)	$0.5000		$0.4750		$1.4900		$1.4150

Total DCF retained by the Partnership with respect to period (6)	$773		$826		$2,275		$2,614

Distribution coverage ratio (7)	1.7	x	1.8	x	1.7	x	1.8	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)	Represents DCF before proceeds from asset sales and the monetization of interest rate derivative instruments accounted for as cash flow hedges.
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

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash flows provided by operating activities (GAAP)	$1,718	$1,050	$5,203	$5,314
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	303	900	706	682
Sustaining capital expenditures	(99)	(77)	(284)	(234)
Distributions received from unconsolidated affiliates attributable to the return of capital	7	27	37	82
Proceeds from asset sales and other matters	1	6	7	20
Net income attributable to noncontrolling interests	(31)	(31)	(91)	(93)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	‒	‒	21	‒
Other, net	(30)	(7)	(57)	(48)
DCF (non-GAAP)	$1,869	$1,868	$5,542	$5,723

Capital Investments

Through the third quarter of 2023, we placed into service the 400 MMcf/d expansion of our Acadian Gas System, PDH 2 facility, Frac 12 and our Poseidon natural gas processing plant.  In October 2023, we placed our Mentone 2 natural gas processing plant into service.  We have approximately $6.8 billion of growth capital projects scheduled to be completed by the first half of 2026, including the following major projects (including their respective scheduled completion dates):

•	natural gas gathering expansion projects in the Delaware and Midland Basins (2023 and 2024);

•
our Texas Western Products System, which is comprised of two wholly owned subsidiaries that will lease capacity on our Chaparral Pipeline and a portion of our Seminole and Mid-America Pipeline System’s Rocky Mountain segment, will offer westbound transportation service of refined products from the U.S. Gulf Coast to markets in West Texas, New Mexico, Colorado and Utah (fourth quarter of 2023 through second quarter of 2024);

•	our Mentone 3 natural gas processing plant in the Delaware Basin (first quarter of 2024);

•	our Leonidas natural gas processing plant in the Midland Basin (first quarter of 2024);

•	the expansion of our LPG and PGP export capacity at EHT (first half of 2025);

•	the Bahia NGL Pipeline (first half of 2025);

•	an NGL fractionator (“Frac 14”) and an associated DIB unit in Chambers County, Texas (second half of 2025);

•	our Mentone 4 natural gas processing plant in the Delaware Basin (second half of 2025);

•	an eighth natural gas processing plant (“Orion”) in the Midland Basin (second half of 2025);

•	an expansion of our Morgan’s Point terminal to increase ethylene export capacity (second half of 2024 and second half of 2025); and

•	an Ethane and Propane Export Terminal located in Orange County, Texas (second half of 2025 and first half of 2026).

Based on information currently available, we expect our total capital investments for 2023, net of contributions from noncontrolling interests, to approximate $3.4 billion, which reflects growth capital investments of $3.0 billion and sustaining capital expenditures of $400 million.  These amounts do not include capital investments associated with our proposed deep-water offshore crude oil terminal (the Sea Port Oil Terminal, or “SPOT”), which remains subject to state and federal permitting, mitigation and related requirements.  We received a favorable Record of Decision from the Department of Transportation’s Maritime Administration for SPOT during the fourth quarter of 2022; however, we can give no assurance as to when or whether the project will ultimately be authorized to begin construction or operation.

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

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30,
	2023	2022
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$1,945	$960
Sustaining capital projects (3)	309	243
Total	$2,254	$1,203

Cash used for business combinations, net (4)	$–	$3,204

Investments in unconsolidated affiliates	$2	$1

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

(4)	Amount for the nine months ended September 30, 2022 represents net cash used for the acquisition of our Midland Basin System, which closed on February 17, 2022.

Comparison of Nine Months Ended September 30, 2023 with Nine Months Ended September 30, 2022

In total, investments in growth capital projects increased a net $985 million period-to-period primarily due to the following:

•
higher investments in natural gas processing and gathering projects in the Permian Basin (e.g., construction of four natural gas processing plants and related gathering systems), which accounted for a $632 million increase;

•	higher investments in ethane, LPG and ethylene export expansion projects at our Gulf Coast terminals, which accounted for a $175 million increase;

•	higher investments in our Texas Western Products System, which accounted for a $164 million increase; and

•	higher investments in Frac 12 (placed into service in July 2023) at our Chambers County complex, which accounted for an additional $81 million increase; partially offset by

•	lower investments in PDH 2 (placed into service in July 2023) at our Chambers County complex, which accounted for an $87 million decrease.

Investments attributable to sustaining capital projects increased $66 million period-to-period primarily due to fluctuations in timing and costs of pipeline integrity and similar projects.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2022 Form 10-K.  The following types of estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

•	valuation of assets and liabilities acquired in a business combination;

•	depreciation methods and estimated useful lives of property, plant and equipment;

•	measuring recoverability of long-lived assets and fair value of equity method investments;

•	amortization methods of customer relationships and contract-based intangible assets;

•	methods we employ to measure the fair value of goodwill and related assets; and

•	the use of estimates for revenue and expenses.

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations.  At September 30, 2023, the total amount of Guaranteed Debt was $29.4 billion, which was comprised of $26.3 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes, $620 million of short-term commercial paper notes and $237 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $47.5 billion at September 30, 2023.  The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the nine months ended September 30, 2023 was $4.3 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries.  We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing.  Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	September 30, 2023	December 31, 2022
Current receivables from Non-Obligor Subsidiaries	$1,433	$1,012
Other current assets	4,985	4,949
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $47.5 billion at September 30, 2023 and December 31, 2022	9,177	9,130

Selected liability information:
Current portion of Guaranteed Debt, including interest of $237 million at September 30, 2023 and $426 million at December 31, 2022	$1,706	$2,171
Current payables to Non-Obligor Subsidiaries	1,443	1,899
Other current liabilities	3,879	4,121
Noncurrent portion of Guaranteed Debt, principal only	27,707	26,807
Noncurrent payables to Non-Obligor Subsidiaries	57	38
Other noncurrent liabilities	96	98

Mezzanine equity of Obligor Group:
Preferred units	$49	$49

The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30, 2023	For the Twelve Months Ended December 31, 2022
Revenues from Non-Obligor Subsidiaries	$12,047	$14,145
Revenues from other sources	10,467	27,312
Operating income of Obligor Group	671	836
Net income (loss) of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $4.3 billion for the nine months ended September 30, 2023 and $5.9 billion for the twelve months ended December 31, 2022	(307)	(450)

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

At September 30, 2023, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	September 30, 2023	October 16, 2023
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$90	$2	$3
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	97	−	1
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	83	5	6

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	September 30, 2023	October 16, 2023
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$18	$(22)	$(16)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(29)	(54)	(40)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	64	9	8

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	September 30, 2023	October 16, 2023
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$53	$(72)	$(55)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	24	(173)	(129)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	81	30	20

Commercial energy derivative portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	September 30, 2023	October 16, 2023
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(38)	$(16)	$(17)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(10)	4	2
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(63)	(36)	(37)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Partnership made quarterly PIK distributions of 18,076, 18,404 and 18,737 preferred units to OTA Holdings, Inc., an indirect, wholly owned subsidiary of the Partnership (“OTA”) in the first, second and third quarters of 2023, respectively.  The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

The issuances of preferred units as PIK distributions during the three and nine months ended September 30, 2023 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the third quarter of 2023.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the third quarter of 2023:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
July 2023	–	$–	–	$1,177,244
August 2023	–	$–	–	$1,177,244
September 2023	–	$–	–	$1,177,244
Vesting of phantom unit awards:
August 2023 (2)	51,885	$26.66	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of EPD’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 178,556 phantom unit awards that vested in August 2023 and converted to common units, 51,885 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

As previously disclosed, in December 2018, Enterprise Products Company (“EPCO”), an affiliate of the General Partner, formed EPD 2018 Unit IV L.P. (“EPD IV”) and EPCO Unit II L.P. (“EPCO II” and together with EPD IV, the “Employee Partnerships”), each to serve as an additional long-term incentive arrangement for certain employees of EPCO through a “profits interest” in such Employee Partnership. On December 3, 2018, EPCO Holdings Inc., a wholly owned subsidiary of EPCO (“EPCO Holdings”), contributed (i) 6,400,000 common units representing limited partner interests in Enterprise Products Partners (“Common Units”) to EPD IV and (ii) 1,600,000 Common Units to EPCO II (collectively, the “Contributions”), all such Common Units having a then current fair market value of $27.02 per Common Unit, as measured by the closing sales price per Common Unit on the NYSE on that date. In exchange for the Contributions, EPCO Holdings was admitted as the Class A limited partner of each Employee Partnership. Certain EPCO employees, including (in the case of EPD IV) certain of our named executive officers, were issued Class B limited partner interests and admitted as Class B limited partners of each Employee Partnership without any capital contribution. The profits interest awards (or Class B limited partner interests) in each Employee Partnership entitle the holder to participate in the appreciation in value of our Common Units and increases in quarterly cash distributions paid on our Common Units in excess of $0.4325 per unit, and are subject to forfeiture.
Prior to November 6, 2023, the limited partnership agreement for each of EPD IV and EPCO II provided that Class B limited partner interests therein will vest on the earliest of (i) December 3, 2023, (ii) a change of control or (iii) a dissolution of the applicable Employee Partnership. On November 6, 2023, the partners of EPD IV and EPCO II amended their respective Employee Partnership’s limited partnership agreement (each an “Amendment”) to provide that Class B limited partner interests therein will instead vest on the earliest of (i) December 3, 2027, (ii) the first date on or after November 6, 2023 for which the closing sale price for Common Units on the NYSE (or other principal United States securities exchange on which the Common Units are traded) is equal to or greater than $29.02 (as such dollar amount may be adjusted in order to reflect any equity split, equity distribution or dividend, reverse split, combination, reclassification, recapitalization or other similar event affecting the Common Units), (iii) a change of control or (iv) dissolution of such Employee Partnership.
Copies of the Amendment for each of EPD IV and EPCO II are filed as Exhibit 10.2 and Exhibit 10.3, respectively.  The foregoing description of the Amendments is qualified in its entirety by such exhibits, which are incorporated by reference herein.

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

10.1
Equity Distribution Agreement, dated September 15, 2023, by and among Enterprise Products Partners L.P., Citigroup Global Markets Inc., Barclays Capital Inc., BBVA Securities Inc., BMO Capital Markets Corp., BofA Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SG Americas Securities, LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed September 15, 2023).

10.2#	Amendment No. 1 to Agreement of Limited Partnership of EPD 2018 Unit IV L.P., dated as of November 6, 2023.
10.3#	Amendment No. 1 to Agreement of Limited Partnership of EPCO Unit II L.P., dated as of November 6, 2023.

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at September 30, 2023.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2023.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2023.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2023.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2023.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2023.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President – Accounting, Risk Control and Information Technology of the General Partner