Form 10-K
period 2023-12-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2024-02-28
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

The aggregate market value of our common units held by non-affiliates at June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $38.72 billion based on a closing price on that date of $26.35 per common unit on the New York Stock Exchange Composite ticker tape.  There were 2,168,245,238 common units outstanding at January 31, 2024.

ENTERPRISE PRODUCTS PARTNERS L.P.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2023 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at December 31, 2023.

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

The following table presents selected information regarding our natural gas processing assets at February 1, 2024:

					Net Gas	Total Gas
		Production		No. of	Processing	Processing
		Region	Ownership	Processing	Capacity	Capacity
Description of Asset	Location	Served	Interest	Trains (1)	(MMcf/d)	(MMcf/d) (2)
Rocky Mountains
Meeker	Colorado	Piceance	100.0%	2	1,600	1,600
Pioneer	Wyoming	Green River	100.0%	2	1,100	1,100
Chaco	New Mexico	San Juan	100.0%	2	700	700
South Texas
Yoakum	Texas	Eagle Ford	100.0%	3	900	900
Thompsonville	Texas	Eagle Ford	100.0%	1	330	330
Shoup	Texas	Eagle Ford	100.0%	1	280	280
Armstrong	Texas	Eagle Ford	100.0%	2	250	250
San Martin	Texas	Eagle Ford	100.0%	1	200	200
Sonora	Texas	Strawn	100.0%	3	90	90
Delaware Basin
Orla	Texas	Delaware	100.0%	3	900	900
Mentone	Texas	Delaware	100.0%	2	600	600
South Eddy	New Mexico	Delaware	100.0%	1	200	200
Waha	Texas	Delaware	100.0%	1	150	150
Chaparral	New Mexico	Delaware	100.0%	1	40	40
Midland Basin
Poseidon	Texas	Midland	100.0%	1	300	300
Newberry	Texas	Midland	100.0%	2	260	260
Leiker	Texas	Midland	100.0%	1	200	200
Trident	Texas	Midland	100.0%	1	200	200
Taylor	Texas	Midland	100.0%	1	200	200
Louisiana and Mississippi
Pascagoula	Mississippi	Gulf of Mexico	75.0% (3)	2	750	1,000
Neptune	Louisiana	Gulf of Mexico	66.0% (4)	2	429	650
Venice	Louisiana	Gulf of Mexico	13.1% (5)	2	98	750
Carthage
Bulldog	Texas	Cotton Valley	100.0%	1	200	200
Panola	Texas	Cotton Valley	100.0%	1	120	120
Other
Indian Springs	Texas	Wilcox-Woodbine	75.0% (4)	1	75	100
Total					10,172	11,320

(1)
Each of our natural gas processing assets is comprised of one or more natural gas processing units (referred to as “processing trains”) that are available to handle unprocessed natural gas delivered to each facility.  The nameplate capacity of each processing train will vary.

(2)
Total gas processing capacity represents the combined nameplate processing capacity of all processing trains at each facility.  Actual processing capacity may differ from nameplate processing capacity due to multiple factors including items such as compression limitations, and quality and composition of the gas being processed.

(3)	We own a 75% consolidated interest in the Pascagoula facility through our majority owned subsidiary, Pascagoula Gas Processing LLC.
(4)	We proportionately consolidate our undivided interests in these operating assets.
(5)	Our 13.1% ownership in Venice is held indirectly through our equity method investment in Venice Energy Services Company, L.L.C.

We operate all of our natural gas processing assets except for Venice.  On a weighted-average basis, utilization rates for our natural gas processing facilities were approximately 69.6%, 66.5% and 58.1% during the years ended December 31, 2023, 2022 and 2021, respectively.

Midland Basin natural gas processing.  Our natural gas processing assets that support customer production in the Midland Basin consist of six natural gas processing trains, which include four natural gas processing trains that we acquired in February 2022, a fifth natural gas processing train (“Leiker”), which we completed construction of and placed into service in March 2022, and a sixth natural gas processing train (“Poseidon”), which we completed construction of and placed into service in July 2023.  For more information regarding the acquisition described above, see Note 12 of the Notes to Consolidated Financial Statements under Part II, Item 8 of this annual report.

In response to increasing production, we are constructing a seventh natural gas processing train (“Leonidas”) and eighth natural gas processing train (“Orion”), which are expected to be placed into service in the first quarter of 2024 and second half of 2025, respectively.  Each of these trains will have the capacity to process 300 MMcf/d of natural gas and extract over 40 MBPD of NGLs and is supported by long-term acreage dedication agreements.

Delaware Basin natural gas processing.  Our natural gas processing assets that support customer production in the Delaware Basin consist of eight natural gas processing trains, including a second natural gas processing train at Mentone, which was placed into service in October 2023.

In response to increasing production, we are constructing an additional natural gas processing train at Mentone and another natural gas processing train at our Mentone West location, which are expected to be placed into service in the first quarter of 2024 and the second half of 2025.  Each of these natural gas processing trains will have the capacity to process 300 MMcf/d of natural gas and extract over 40 MBPD of NGLs and are supported by long-term acreage dedication agreements and minimum volume commitments.

Our NGL marketing activities utilize a fleet of approximately 510 railcars, the majority of which are leased from third parties.  These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the U.S. and parts of Canada.  We have rail loading and unloading capabilities at certain of our terminal facilities in Arizona, Kansas, Louisiana, Minnesota, Mississippi, New York, North Carolina and Texas.  These facilities service both our rail shipments and those of our customers. Our NGL marketing activities also utilize a fleet of approximately 160 tractor-trailer tank trucks that are used to transport LPG for us and on behalf of third parties.  We lease and operate the majority of these trucks.

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

The following table presents selected information regarding our NGL pipelines at February 1, 2024:

			Pipeline
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Mid-America Pipeline System (1)	Midwest and Western U.S.	100.0%	7,850
South Texas NGL Pipeline System	Texas	100.0%	1,957
Dixie Pipeline (1)	South and Southeastern U.S.	100.0%	1,300
Seminole NGL Pipeline (1)	Texas	100.0%	1,245
ATEX (1)	Texas to Midwest and Northeast U.S.	100.0%	1,224
Chaparral NGL System	Texas, New Mexico	100.0%	1,080
Louisiana Pipeline System (1)	Louisiana	100.0%	874
Shin Oak NGL Pipeline	Texas	67.0% (3)	668
Texas Express Pipeline (1)	Texas	35.0% (4)	593
Skelly-Belvieu Pipeline (1)	Texas, Oklahoma	50.0% (5)	572
Front Range Pipeline (1)	Colorado, Oklahoma, Texas	33.3% (6)	452
Houston Ship Channel Pipeline System	Texas	100.0%	304
Panola Pipeline (1)	Texas	55.0% (7)	253
Rio Grande Pipeline (1)	Texas	100.0%	248
Aegis Ethane Pipeline (1)	Texas, Louisiana	100.0%	232
Lou-Tex NGL Pipeline (1)	Texas, Louisiana	100.0%	209
Promix NGL Gathering System	Louisiana	50.0% (8)	191
Tri-States NGL Pipeline (1)	Alabama, Mississippi, Louisiana	83.3% (9)	168
Texas Express Gathering System	Texas	45.0% (10)	138
Others (nine systems) (2)	Various	Various (11)	523
Total			20,081

(1)	Interstate transportation services provided on these liquids pipelines, in whole or part, are regulated by federal governmental agencies.
(2)
Includes our Belle Rose and Wilprise pipelines located in the coastal regions of Louisiana; two pipelines located near Port Arthur in southeast Texas; our San Jacinto pipeline located in East Texas; our Permian NGL lateral pipelines located in New Mexico; Leveret pipeline in West Texas and New Mexico; Enterprise Ethane Pipeline in Texas; and a pipeline in Colorado associated with our Meeker facility.  Transportation services provided on the Wilprise and Leveret pipelines are regulated by federal governmental agencies.

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
(7)
We own a 55% consolidated interest in the Panola Pipeline through our majority owned subsidiary, Panola Pipeline Company, LLC (“Panola”).  On February 16, 2024, an affiliate of Enterprise entered into a definitive agreement to acquire additional equity interests in Panola.  For more information, see Note 20 of the Notes to Consolidated Financial Statements under Part II, Item 8 of this annual report.

(8)	Our 50% ownership interest in the Promix NGL Gathering System is held indirectly through our equity method investment in K/D/S Promix, L.L.C.
(9)	We own an 83.3% consolidated interest in the Tri-States NGL Pipeline through our majority owned subsidiary, Tri-States NGL Pipeline, L.L.C.
(10)	Our 45% ownership interest in the Texas Express Gathering System is held indirectly through our equity method investment in Texas Express Gathering LLC.
(11)	We proportionately consolidate our 50% undivided interest in a 45-mile segment of the Port Arthur pipelines. The remainder of these NGL pipelines are wholly owned.

The maximum number of barrels per day that our NGL pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each injection and delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our NGL pipelines in terms of net throughput, which is based on our ownership interest.  In the aggregate, net throughput volumes for these pipelines were 4,040 MBPD, 3,703 MBPD and 3,412 MBPD during the years ended December 31, 2023, 2022 and 2021, respectively.

We operate our NGL pipelines with the exception of the Texas Express Gathering System.  The following information describes our principal NGL pipelines:

•
The Mid-America Pipeline System is an NGL pipeline system consisting of the 3,111-mile Rocky Mountain pipeline, the 2,020-mile Conway North pipeline, the 628-mile Ethane-Propane (“EP”) Mix pipeline, and the 2,091-mile Conway South pipeline.  The Rocky Mountain pipeline transports mixed NGLs from production fields located in the Rocky Mountain Overthrust and San Juan Basin to the Hobbs NGL hub located on the Texas-New Mexico border.  The Conway North segment links the NGL hub at Conway, Kansas to refineries, petrochemical plants and propane markets in the upper Midwest.  NGL hubs provide buyers and sellers with a centralized location for the storage and pricing of products, while also providing connections to intrastate and/or interstate pipelines.  The EP Mix segment transports EP mix from the Conway hub to petrochemical plants in Iowa and Illinois.  The Conway South pipeline connects the Conway hub with Kansas refineries and provides bi-directional transportation of NGLs between the Conway and Hobbs hubs.  At the Hobbs NGL hub, the Mid-America Pipeline System interconnects with our Seminole NGL Pipeline and Hobbs NGL fractionation and storage facility.  The Mid-America Pipeline System is also connected to 18 non-regulated NGL terminals, 17 of which we own and operate.

In anticipation of our Texas Western Products System, a wholly owned subsidiary has leased capacity on 679 miles of the Rocky Mountain pipeline to transport refined products from our Permian Basin Terminal in West Texas to terminals located in New Mexico and Utah.  See “Petrochemicals & Refined Products Services Segment – Refined Products Pipelines” within this Part I, Items 1 and 2 for additional information regarding the Texas Western Products System.

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

•
The Chaparral NGL System transports mixed NGLs from natural gas processing facilities located in West Texas and New Mexico to interconnects with our NGL pipelines, which will have destinations at our facilities in Chambers County, Texas.  This system consists of the 901-mile Chaparral Pipeline and the 179-mile Quanah Pipeline. Intrastate transportation services provided on the Chaparral Pipeline are regulated; however, transportation services provided by the Quanah pipeline are not.

In anticipation of our Texas Western Products System, a wholly owned subsidiary has leased capacity on 481 miles of the Chaparral Pipeline to facilitate movements of refined products from our storage complex in Chambers County, TX to a connection with our Seminole NGL Pipeline in Martin County, TX where it will continue to our Permian Basin Terminal in West Texas.  See “Petrochemicals & Refined Products Services Segment – Refined Products Pipelines” within this Part I, Items 1 and 2 for additional information regarding the Texas Western Products System.

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

In January 2024, the 378-mile Midland-to-Sealy segment of the Midland-to-ECHO 2 pipeline was converted from crude oil service back to NGL service (as part of our Seminole NGL Pipeline) in order to provide incremental NGL transportation service until construction of the Bahia NGL Pipeline is complete.  We retain the flexibility to keep this pipeline in NGL service or convert it to crude oil or other liquid hydrocarbons service depending on future market conditions.

Additionally, in anticipation of our Texas Western Products System, a wholly owned subsidiary has leased capacity on 65 miles of our Seminole NGL Pipeline to facilitate movements of refined products from a connection with our Chaparral Pipeline in Martin County, TX to our Permian Basin Terminal in West Texas.  See “Petrochemicals & Refined Products Services Segment – Refined Products Pipelines” within this Part I, Items 1 and 2 for additional information regarding the Texas Western Products System.

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

Bahia NGL Pipeline. In October 2023, we announced plans to build the 550-mile Bahia NGL Pipeline to transport growing NGL production from the Permian Basin to our NGL fractionation complex in Chambers County, Texas.  The Bahia NGL Pipeline, which has a design capacity of 600 MBPD, will consist of a 24-inch diameter segment from the Delaware Basin where it will connect to a 30-inch diameter segment from the Midland Basin to Chambers County.  This project is expected to be placed into service in the first half of 2025.

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

The results of operations from our NGL fractionation business are generally dependent upon the volume of mixed NGLs fractionated and the level of fractionation fees charged.  Under fee-based fractionation contracts, customers retain title to the NGLs that we process for them.

The following table presents selected information regarding our NGL fractionation facilities at February 1, 2024:

			Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location	Interest	(MBPD) (1)	(MBPD) (2)
NGL fractionation facilities:
Chambers County:
Fracs 1, 2 and 3	Texas	75.0% (3)	189	245
Fracs 4, 5, 6, 9, 10, 11 and 12	Texas	100.0%	770	770
Fracs 7 and 8	Texas	75.0% (4)	128	170
Total Chambers County			1,087	1,185
Shoup and Armstrong	Texas	100.0%	97	97
Hobbs	Texas	100.0%	75	75
Norco	Louisiana	100.0%	75	75
Promix	Louisiana	50.0% (5)	73	145
Tebone	Louisiana	100.0%	30	30
Baton Rouge	Louisiana	32.2% (6)	19	60
Total			1,456	1,667

(1)
The approximate net plant capacity does not necessarily correspond to our ownership interest in each facility.  The capacity is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.

(2)
Total plant capacity reflects nameplate capacity at our fractionation facilities.  Actual fractionation capacity, which may routinely exceed nameplate capacity, can vary based on operating conditions including the composition of the NGLs being processed.

(3)	We proportionately consolidate a 75% undivided interest in these fractionators.
(4)
We own a 75% consolidated equity interest in NGL fractionators 7 and 8 through our majority owned subsidiary, Enterprise EF78 LLC.  On February 16, 2024, we acquired the remaining 25% equity interest in Enterprise EF78 LLC.  For more information, see Note 20 of the Notes to Consolidated Financial Statements under Part II, Item 8 of this annual report.

(5)	Our 50% ownership interest in the Promix NGL fractionator is held indirectly through our equity method investment in K/D/S Promix, L.L.C.
(6)	Our 32.2% ownership interest in the Baton Rouge fractionator is held indirectly through our equity method investment in Baton Rouge Fractionators LLC.

On a weighted-average basis, the overall utilization rates for our NGL fractionators (based on nameplate capacities) were 106.0%, 100.0% and 93.8% during the years ended December 31, 2023, 2022 and 2021, respectively.

The following information describes our principal NGL fractionators, all of which we operate:

•
We own and operate NGL fractionators located in Chambers County, Texas.  These fractionators process mixed NGLs from several major NGL supply basins in North America, including the Permian Basin, Rocky Mountains, Eagle Ford Shale, Mid-Continent and San Juan Basin.  Our Chambers County NGL fractionators are connected to our network of NGL supply and distribution pipelines, approximately 170 MMBbls of underground salt dome storage capacity, along with access to international markets through our marine terminals located on the Houston Ship Channel.

In July 2023, our twelfth NGL fractionator (“Frac 12”) located in Chambers County, Texas was placed into service.  The incremental 150 MBPD of nameplate capacity at Frac 12 brings our total Chambers County NGL fractionation capacity to approximately 1.2 MMBPD.

In October 2023, we announced plans to construct NGL fractionator 14 (“Frac 14”) and an associated deisobutanizer (“DIB”) unit in Chambers County, Texas.  Frac 14, which will have a design nameplate capacity of 150 MBPD, is expected to be capable of fractionating up to 195 MBPD of NGLs and enter service in the second half of 2025.

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

The following table presents selected information regarding our NGL and related product storage assets at February 1, 2024:

			Net Usable
			Storage
		Ownership	Capacity
Description of Asset	Location	Interest	(MMBbls) (1)
Chambers County storage complex	Texas	100.0%	169.5
Almeda and Markham (2)	Texas	Leased	12.4
Breaux Bridge, Anse La Butte and Sorrento (3)	Louisiana	100.0%	11.0
Petal (4)	Mississippi	100.0%	5.4
Hutchinson (5)	Kansas	100.0%	4.0
Others (6)	Various	Various	14.4
Total			216.7

(1)	Net usable storage capacity is based on our ownership interest or contractual right-of-use.
(2)	These storage facilities are used in connection with our South Texas NGL Pipeline System.
(3)	These storage facilities are used in connection with our Louisiana Pipeline System.
(4)	This storage facility is used in connection with our Dixie Pipeline.
(5)	This storage facility is used in connection with our Mid-America Pipeline System.
(6)
Primarily consists of operational storage capacity for our major pipeline systems, including the Mid-America Pipeline System, Dixie Pipeline and TE Products Pipeline.  We own substantially all of this storage capacity.

We operate substantially all of our NGL and related product storage facilities.

Our largest underground storage facility is located in Chambers County, Texas. This facility consists of 37 underground salt dome caverns used to store and redeliver mixed and purity NGLs, petrochemicals and related products.  This facility has an aggregate usable storage capacity of 169.5 MMBbls, a brine system with approximately 36 MMBbls of above-ground brine storage capacity and three wells used in brine production.

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

EHT can load refrigerated cargoes of low-ethane propane and/or butane (collectively referred to as LPG) onto multiple tanker vessels simultaneously.  Our LPG export services continue to benefit from increased NGL supplies produced from domestic shale plays, international demand for propane as a feedstock in ethylene and propylene production, and for power generation and heating purposes.  The current estimated maximum loading capacity for LPG at EHT is approximately 835 MBPD.  EHT has the capability to load up to six Very Large Gas Carrier (“VLGC”) vessels simultaneously, while maintaining the option to switch between loading propane and butane.  EHT can load a single VLGC in less than 24 hours, creating greater efficiencies and cost savings for our customers.  LPG loading volumes at EHT averaged 623 MBPD, 555 MBPD and 501 MBPD during the years ended December 31, 2023, 2022 and 2021, respectively.

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

•
The Morgan’s Point Ethane Export Terminal, located on the Houston Ship Channel, has a nameplate loading capacity of approximately 10,000 barrels per hour of fully refrigerated ethane and is the largest of its kind in the world. The terminal supports domestic production of U.S. ethane from shale plays by providing the global petrochemical industry with access to a low-cost feedstock option and opportunities for supply diversification.  Ethane volumes handled by the terminal are sourced from our Chambers County NGL fractionation and storage complex.  Ethane loading volumes at the terminal averaged 198 MBPD, 168 MBPD and 157 MBPD during the years ended December 31, 2023, 2022 and 2021, respectively.

Neches River Ethane / Propane Export Facility. In April 2022, we announced plans to construct a new ethane / propane export facility, which will be located on the Neches River in Orange County, Texas.  In response to growing demand for LPG exports, this project will expand our ethane and propane export capabilities on the U.S. Gulf Coast.  This multi-phase project is expected to be completed during the second half of 2025 and first half of 2026.

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

The following table presents selected information regarding our crude oil pipelines and related operations at February 1, 2024:

			Operational
			Storage	Pipeline
		Ownership	Capacity	Length
Description of Asset	Location(s)	Interest	(MMBbls) (2)	(Miles)
Seaway Pipeline (1)	Texas, Oklahoma	50.0% (3)	9.7	1,273
West Texas System (1)	Texas, New Mexico	100.0%	1.7	1,081
Midland-to-ECHO System	Texas	Various (4)	3.7	938
Basin Pipeline (1)	Texas, New Mexico, Oklahoma	13.0% (5)	5.2	601
South Texas Crude Oil Pipeline System	Texas	100.0%	5.6	508
EFS Midstream System	Texas	100.0%	0.3	500
Eagle Ford Crude Oil Pipeline System	Texas	50.0% (6)	4.5	390
Total			30.7	5,291

(1)	Transportation services provided on these liquids pipelines are regulated, in whole or part, by federal governmental agencies.
(2)	Operational storage capacity amounts presented on a gross basis.
(3)	Our 50% ownership interest in the Seaway Pipeline is held indirectly through our equity method investment in Seaway Crude Holdings LLC (“Seaway”).
(4)
We own an 80% consolidated interest in the 417-mile Midland-to-Sealy section of the Midland-to-ECHO 1 Pipeline through our majority owned subsidiary, Whitethorn Pipeline Company LLC.  On February 16, 2024, we acquired the remaining 20% equity interest in Whitethorn Pipeline Company LLC.  For more information, see Note 20 of the Notes to Consolidated Financial Statements under Part II, Item 8 of this annual report.  Additionally, we proportionately consolidate our 29% undivided interest in the 521-mile Midland-to-Webster pipeline, which we refer to as the Midland-to-ECHO 3 Pipeline.

(5)	We proportionately consolidate our 13% undivided interest in the Basin Pipeline.
(6)	Our 50% ownership interest in the Eagle Ford Crude Oil Pipeline System is held indirectly through our equity method investment in Eagle Ford Pipeline LLC.

The maximum number of barrels per day that our crude oil pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the grades of crude oil being transported).  As a result, we measure the utilization rates of our crude oil pipelines in terms of net throughput, which is based on our ownership interest.  In the aggregate, net throughput volumes for these pipelines were 2,461 MBPD, 2,222 MBPD and 2,088 MBPD during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Midland-to-ECHO 1 Pipeline originates at our Midland terminal and extends 417 miles to our Sealy storage terminal.  Volumes arriving at Sealy are then transported to our ECHO terminal using the Rancho II pipeline, which is a component of our South Texas Crude Oil Pipeline System. The Midland-to-ECHO 1 Pipeline has an approximate maximum transportation capacity of up to 620 MBPD, depending on certain operational variables.

The Midland-to-ECHO 3 Pipeline extends from Midland, Texas to our ECHO terminal, and further from ECHO to a third-party terminal in Webster, Texas (collectively, the “Midland-to-Webster pipeline”).  The maximum transportation capacity on the Midland-to-Webster pipeline is approximately 450 MBPD.

From January 2019 through January 2024, our Midland-to-ECHO system included the Midland-to-ECHO 2 Pipeline that originated at our Midland terminal and extended to our Sealy terminal, with crude oil volumes arriving at Sealy transported to our ECHO terminal using the Rancho II pipeline.  The Midland-to-ECHO 2 Pipeline was created in January 2019 by converting the Midland-to-Sealy segment of one of our two Seminole NGL pipelines from NGL service to crude oil service.  In January 2024, the Midland-to-Sealy segment of the Midland-to-ECHO 2 pipeline was converted from crude oil service back to NGL service (as part of our Seminole NGL Pipeline).  Crude oil previously transported by our Midland-to-ECHO 2 Pipeline will be transported using other pipelines within our Midland-to-ECHO System.  We retain the flexibility to keep this pipeline in NGL service or convert it to crude oil or other liquid hydrocarbons service depending on future market conditions.

•
The Seaway Pipeline connects the Cushing, Oklahoma crude oil hub with markets in southeast Texas. The Seaway Pipeline is comprised of the Longhaul System, the Freeport System and the Texas City System. The Cushing hub is an industry trading hub and price settlement point for WTI crude oil on the New York Mercantile Exchange (“NYMEX”).

The Longhaul System consists of two approximately 500-mile pipelines (Seaway I and the Seaway Loop) that provide north-to-south transportation of crude oil from the Cushing hub to Seaway’s Jones Creek terminal located near Freeport, Texas.  The aggregate transportation capacity of the Longhaul System is approximately 950 MBPD, depending on the type and mix of crude oil being transported and other variables.  The Jones Creek terminal is connected by pipeline to our ECHO terminal, which enables Seaway to serve a variety of customers along the upper Texas Gulf Coast including the Beaumont/Port Arthur area.

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

The following table presents selected information regarding our crude oil terminals at February 1, 2024:

			Number of	Net Storage
		Ownership	Above-Ground	Capacity
Description of Asset	Location	Interest	Tanks in Service	(MMBbls)
EHT (crude oil)	Texas	100.0%	81	24.0
ECHO (1)	Texas	100.0%	15	6.6
Midland (2)	Texas	100.0%	13	5.2
Beaumont Marine West	Texas	100.0%	12	4.2
Cushing	Oklahoma	100.0%	19	3.5
Corpus Christi	Texas	50.0% (3)	4	0.7
Total			144	44.2

(1)	Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline and three tanks owned by Seaway.
(2)	Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline.
(3)	Our 50% ownership interest in the terminal is held indirectly through our equity method investment in Eagle Ford Terminals Corpus Christi LLC.

The following information describes our principal crude oil terminals, all of which we operate with the exception of the Corpus Christi terminal.

•
The EHT marine terminal located on the Houston Ship Channel includes export assets capable of loading up to 2.9 MMBPD, or 88 MMBbls per month, of crude oil.  The crude oil terminal at EHT represents one of the largest such facilities on the Gulf Coast.  As noted previously, EHT can accommodate vessels with up to a 45-foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel.

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

In November 2022, we received a favorable Record of Decision (“ROD”) from the Department of Transportation’s Maritime Administration in accordance with the provisions of the Deepwater Port Act of 1974.  The receipt of the ROD was a significant milestone in the process to obtain a license for SPOT under the Deepwater Port Act.  We believe that we have completed all conditions in the ROD that are a prerequisite to obtaining the license, and therefore we anticipate that the Maritime Administration will issue the license in 2024.  However, we can give no assurance as to when or whether the project will ultimately be authorized to begin construction or operation.

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

Our Crude Oil Pipelines & Services segment also includes a fleet of approximately 250 tractor-trailer tank trucks, the majority of which we own and operate, that are used to transport crude oil.

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

The following table presents selected information regarding our natural gas pipelines and related infrastructure at February 1, 2024:

				Net Capacity (1)
			Pipeline	Pipeline	Natural Gas	Usable
		Ownership	Length	Capacity	Treating	Storage
Description of Asset	Location(s)	Interest	(Miles)	(MMcf/d)	(MMcf/d)	(Bcf)
Texas Intrastate System (2)	Texas	Various (5)	6,719	7,328	–	12.9
Acadian Gas System (2)	Louisiana	100.0% (6)	1,409	4,825	–	1.2
Jonah Gathering System	Wyoming	100.0%	786	2,360	–	–
Delaware Basin Gathering System	Texas, New Mexico	100.0%	1,772	2,300	–	–
Midland Basin Gathering System	Texas	100.0%	1,818	1,900	–	–
Piceance Basin Gathering System	Colorado	100.0%	195	1,800	–	–
White River Hub (3)	Colorado	50.0% (7)	10	1,500	–	–
BTA Gathering System (4)	Texas	100.0% (8)	804	1,420	240	–
Haynesville Gathering System	Louisiana, Texas	100.0%	364	1,300	810	–
San Juan Gathering System	New Mexico, Colorado	100.0%	5,568	1,200	–	–
Indian Springs Gathering System (4)	Texas	80.0% (9)	145	160	–	–
Delmita Gathering System	Texas	100.0%	201	145	–	–
South Texas Gathering System	Texas	100.0%	524	143	320	–
Old Ocean Pipeline	Texas	50.0% (10)	240	80	–	–
Big Thicket Gathering System (4)	Texas	100.0%	234	60	–	–
Central Treating Facility	Colorado	100.0%	–	–	200	–
Total			20,789	26,521	1,570	14.1

(1)	Net capacity amounts are based on our ownership interest or contractual right-of-use.
(2)	Transportation services provided on these pipeline systems, in whole or part, are regulated by both federal and state governmental agencies.
(3)	Services provided by the White River Hub are regulated by federal governmental agencies.
(4)	Transportation services provided on these systems are regulated in part by state governmental agencies.
(5)
We proportionately consolidate our undivided interests, which range from 22% to 80%, in 1,469 miles of the Texas Intrastate System.  The Texas Intrastate System also includes our Wilson natural gas storage facility, which consists of a network of owned underground salt dome storage caverns located in Wharton County, Texas with an aggregate 12.9 Bcf of usable storage capacity.

(6)	The Acadian Gas System includes a leased 1.2 Bcf underground salt dome natural gas storage cavern located at Napoleonville, Louisiana.
(7)	Our 50% ownership interest in White River Hub is held indirectly through our equity method investment in White River Hub, LLC.
(8)	This system includes approximately 56 miles of leased pipelines.
(9)	We proportionately consolidate our 80% undivided interest in the Indian Springs Gathering System.
(10)	Our 50% ownership interest in the Old Ocean Pipeline is held indirectly through our equity method investment in Old Ocean Pipeline, LLC.

On a weighted-average basis, overall utilization rates for our natural gas pipelines were approximately 65.0%, 65.0% and 60.4% during the years ended December 31, 2023, 2022 and 2021, respectively.  These utilization rates represent actual natural gas volumes delivered as a percentage of our nominal delivery capacity and do not reflect firm capacity reservation agreements where capacity fees are earned whether or not the shipper actually utilizes such capacity.

We operate our natural gas pipelines and storage facilities with the exception of the White River Hub, Old Ocean Pipeline and certain segments of the Texas Intrastate System.  The following information describes our principal natural gas pipelines:

•
The Texas Intrastate System is comprised of the 6,071-mile Enterprise Texas pipeline system and the 648-mile Channel pipeline system. The Texas Intrastate System gathers, transports and stores natural gas from supply basins in Texas including the Permian Basin and Eagle Ford and Barnett Shales for delivery to local gas distribution companies, electric utility plants and industrial and municipal consumers. The system is also connected to regional natural gas processing facilities and other intrastate and interstate pipelines.  The Texas Intrastate System serves a number of commercial markets in Texas, including Corpus Christi, San Antonio/Austin, Beaumont/Orange and Houston, including the Houston Ship Channel industrial market.

•
The Acadian Gas System transports, stores and markets natural gas in Louisiana.  The Acadian Gas System is comprised of the 1,006-mile Acadian pipeline, 292-mile Acadian Haynesville Extension pipeline, 83-mile Gillis Lateral pipeline and 28-mile Enterprise Pelican pipeline.  The Acadian Gas System links natural gas supplies from Louisiana (e.g., from the Haynesville Shale supply basin) and offshore Gulf of Mexico developments with local gas distribution companies, electric utility plants and industrial customers located primarily in the Baton Rouge/New Orleans/Mississippi River corridor.  Additionally, the Acadian Gas System delivers natural gas production from the Haynesville Shale to the liquefied natural gas (“LNG”) markets in South Louisiana via the Gillis Lateral pipeline.

In May 2023, we completed the expansion of our Acadian Haynesville Extension natural gas pipeline.  This expansion added approximately 400 MMcf/d of Haynesville natural gas takeaway, which increased total natural gas transportation capacity on the Acadian Haynesville Extension from approximately 2.1 Bcf/d to 2.5 Bcf/d.

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

•
The Midland Basin Gathering System, which is located in West Texas, gathers natural gas from the Midland Basin for delivery to our Midland Basin processing facility.  We acquired this system in February 2022, along with our Midland Basin processing facility.  For more information regarding this acquisition, see Note 12 of the Notes to Consolidated Financial Statements under Part II, Item 8 of this annual report.

•
The Delaware Basin Gathering System is comprised of the 1,130-mile Carlsbad pipeline system, the 585-mile Waha pipeline system, the 34-mile Orla pipeline system and the 23-mile Mentone pipeline system. The Delaware Basin Gathering System gathers natural gas from the Delaware Basin for delivery to regional natural gas processing facilities, including our Delaware Basin natural gas processing facility, and delivers residue and treated natural gas into our Texas Intrastate System and third-party pipelines.

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

•
The Haynesville Gathering System gathers and treats natural gas produced from the Haynesville and Bossier Shale supply basins and the Cotton Valley and Taylor Sand formations in Louisiana and eastern Texas for delivery to regional markets, including (through an interconnect with the Acadian Haynesville Extension pipeline) markets served by our Acadian Gas System.

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

•
The Central Treating Facility is located in Rio Blanco County, Colorado and serves producers in the Piceance Basin.  Natural gas delivered to the treating facility is treated to remove impurities and transported to our Meeker processing trains for further processing.

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

Petrochemical & Refined Products Services

This business segment includes our:

•	propylene production facilities, which include propylene fractionation units and PDH facilities, and related pipelines and marketing activities;

•	butane isomerization complex and related DIB operations;

•	octane enhancement, iBDH and HPIB production facilities;

•	refined products pipelines, terminals and related marketing activities;

•	an ethylene export terminal and related operations; and

•	marine transportation business.

Propylene production facilities and related operations
Our propylene production facilities and related operations include propylene fractionation (or splitter) units, PDH facilities, propylene pipelines, propylene export assets and related petrochemical marketing activities.

Propylene production and related marketing activities.  Propylene is a key feedstock used by the petrochemical industry.  There are three grades of propylene: polymer grade propylene (“PGP”), with a minimum purity of 99.5%; chemical grade propylene (“CGP”), with a minimum purity of approximately 93-94%; and refinery grade propylene (“RGP”), with a purity of approximately 70%.  Propylene fractionation units separate RGP, which is a mixture of propane and propylene, into either PGP or CGP.  Our PDH facilities produce PGP using propane feedstocks.  The demand for PGP primarily relates to the manufacture of polypropylene, which has a variety of end uses including packaging film, fiber for carpets and upholstery, molded plastic parts for appliances, and automotive, houseware and medical products.  CGP is a basic petrochemical used in the manufacturing of plastics, synthetic fibers and foams.

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

Our petrochemical marketing activities also include the purchase of propane for our PDH facilities to process into PGP, which is then sold to customers under long-term sales contracts (take-or-pay arrangements) that feature minimum volume commitments and contractual pricing that minimizes our commodity price risk.

The following table presents selected information regarding our propylene production facilities at February 1, 2024:

			Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location	Interest	(MBPD)	(MBPD)
Propylene fractionation facilities:
Chambers County (six units)	Texas	Various (1)	82	95
BRPC (one unit)	Louisiana	30.0% (2)	7	23
Total			89	118

PDH facilities:
PDH 1	Texas	100.0%	25	25
PDH 2	Texas	100.0%	25	25
Total			50	50

(1)
We proportionately consolidate a 66.7% undivided interest in three of the propylene splitters, which have an aggregate 40 MBPD of total plant capacity.  The remaining three propylene fractionation units are wholly owned.

(2)	Our 30% ownership interest in the BRPC facility is held indirectly through our equity method investment in Baton Rouge Propylene Concentrator LLC (“BRPC”).

We produce PGP at our Chambers County facilities and CGP at our BRPC facility.  On a weighted-average basis, the overall utilization rate of our propylene production facilities was approximately 72.9%, 90.0% and 88.7% during the years ended December 31, 2023, 2022 and 2021, respectively.

Global demand for propylene is increasing; however, the use of lighter crude oil feedstocks by U.S. refiners and increased use of ethane by steam crackers has reduced propylene production from these traditional sources.  This has led to the development of more “on purpose” propylene production facilities such as our PDH facilities located in Chambers County, Texas, the second of which was placed into service in July 2023.  The construction of each of our PDH facilities were underwritten by long-term, fee-based contracts that feature minimum volume commitments.  Each of these facilities has the capacity to produce up to 1.65 billion pounds per year, or approximately 25 MBPD, of PGP.  At this nameplate production rate, each facility upgrades approximately 35 MBPD of propane as feedstock.  These PDH facilities are integrated with our legacy Chambers County propylene fractionation units, which provides us with operational reliability and flexibility for both the PDH facilities and the fractionation units.  Our integrated system has the capability to produce an aggregate 11 billion pounds of propylene per year.

Propylene pipelines.  The results of operations from our petrochemical pipelines are primarily dependent upon the volume of products transported and the associated fees we charge for such transportation services.  The following table presents selected information regarding our propylene pipelines at February 1, 2024:

		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Texas RGP Gathering System	Texas	100.0%	708
Lou-Tex Propylene Pipeline	Texas, Louisiana	100.0%	267
North Dean Pipeline System	Texas	100.0%	254
Propylene Splitter PGP Distribution System	Texas	100.0%	152
Taurus Pipeline	Texas	70.0% (1)	115
Louisiana RGP Gathering System	Louisiana	100.0%	63
Lake Charles PGP Pipeline	Texas, Louisiana	50.0% (2)	27
Sabine Pipeline	Texas, Louisiana	100.0%	24
La Porte PGP Pipeline	Texas	80.0% (3)	20
Total			1,630

(1)	We own a 70% consolidated interest in the Taurus Pipeline through our majority owned subsidiary Steor LLC.
(2)	We proportionately consolidate our 50% undivided interest in the Lake Charles PGP Pipeline.
(3)	We own an 80% consolidated interest in the La Porte PGP Pipeline through our majority owned subsidiaries, La Porte Pipeline Company, L.P. and La Porte Pipeline GP, L.L.C.

The maximum number of barrels per day that our petrochemical pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our petrochemical pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes were 161 MBPD, 163 MBPD and 152 MBPD during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Our isomerization assets provide processing services to meet the needs of third-party customers and our other businesses, including our NGL marketing activities and octane enhancement production facility.  On a weighted-average basis, the utilization rates of our isomerization facility were approximately 96.6%, 93.1% and 73.3% during the years ended December 31, 2023, 2022 and 2021, respectively.

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

We sell our octane enhancement products at market-based prices.  We attempt to mitigate the price risk associated with these products by entering into commodity derivative instruments.  To the extent that we produce MTBE, it is sold exclusively into the export market.  We measure the utilization of our octane enhancement facility in terms of its combined isooctane, isobutylene and MTBE production volumes, which averaged 27 MBPD, 26 MBPD and 14 MBPD during the years ended December 31, 2023, 2022 and 2021, respectively.

We also own and operate a facility located on the Houston Ship Channel that produces up to approximately 4 MBPD of HPIB and includes an associated storage facility with 0.6 MMBbls of related product storage capacity.  The primary feedstock for this plant, an isobutane/isobutylene mix, is produced by our octane enhancement and iBDH facilities.  HPIB is used in the production of polyisobutylene, which is used in the manufacture of lubricants and rubber.  In general, we sell HPIB at market-based prices with a cost-based floor.  On a weighted-average basis, utilization rates for this facility were 112.3%, 106.9% and 91.9% for the years ended December 31, 2023, 2022 and 2021, respectively.

Isobutane Dehydrogenation Unit.  We own and operate an iBDH facility located in Chambers County, Texas that is capable of processing approximately 25 MBPD of butane into nearly 1 billion pounds per year of isobutylene.  Production from the iBDH plant enables us to optimize our MTBE and high purity isobutylene assets and meet growing market demand for isobutylene.

Steam crackers and refineries have historically been the major source of propane and butane olefins for downstream use; however, with the increased use of light-end feedstocks such as ethane, the need for “on purpose” olefins production has increased.  Like our PDH facilities, the iBDH facility helps meet market demand where traditional supplies have been reduced.  The iBDH facility increases our production of high purity and low purity isobutylene, both of which are used as feedstocks to manufacture lubricants, rubber products and fuel additives.  On a weighted-average basis, utilization rates for this facility were 86.0%, 86.7% and 88.9% for the years ended December 31, 2023, 2022 and 2021, respectively.

The results of operations from our octane enhancement, HPIB and iBDH facilities are generally dependent on the level of production volumes and the difference, or spread, between the sales prices of the products and the associated feedstock purchase costs and other operating expenses.

Refined products services
Our refined products services business includes refined products pipelines, terminals and associated marketing activities.

Refined products pipelines.  We own and operate the TE Products Pipeline, which is a 3,026-mile pipeline system comprised of 2,910 miles of regulated interstate pipelines and 116 miles of unregulated intrastate Texas pipelines.  The system primarily transports refined products from the upper Texas Gulf Coast to Seymour, Indiana. From Seymour, segments of the TE Products Pipeline extend to Chicago, Illinois; Lima, Ohio; Selkirk, New York; and a location near Philadelphia, Pennsylvania.  East of Seymour, Indiana, the TE Products Pipeline is primarily dedicated to NGL transportation service. The refined products transported by the TE Products Pipeline are produced by refineries and include motor gasoline and distillates.

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

	For the Year Ended December 31,
	2023	2022	2021
Refined products transportation (MBPD)	502	447	464
Petrochemical transportation (MBPD)	–	–	170
NGL transportation (MBPD)	51	56	52

The TE Products Pipeline system includes five non-regulated refined products truck terminals and access to approximately 21.2 MMBbls of aggregate storage capacity.

Texas Western Products System
In April 2022, we announced plans for our Texas Western Products System, which will utilize new and existing assets to primarily transport refined products from the U.S. Gulf Coast to markets in West Texas, New Mexico, Colorado and Utah.

Refined products destined for these western markets will be sourced at our terminals near Beaumont, Texas and Baytown, Texas and stored at our complex in Chambers County, Texas.  After aggregating refined products at our storage complex in Chambers County, TX, refined products will be transported and sold to customers at our Permian Terminal located in West Texas, our Jal and Moriarty Terminals located in New Mexico and our Grand Junction Terminal located in Utah.  In order to facilitate the transportation and delivery of these refined products, the Texas Western Products System has leased capacity on approximately 1,225 miles of existing pipeline assets and constructed 20 tanks with aggregate storage capacity of 2.0 MMBbls.  We expect the first phase of the Texas Western Products System, which is currently in the commissioning stage, will begin operations during the first quarter of 2024.  The remainder of this system is expected to be completed and placed into service during the first half of 2024.  The results of operations for this pipeline system will be dependent on the level of demand for refined products in the markets that it will serve.

Refined products marine terminals.  We own and operate marine terminals located on the Neches River near Beaumont, Texas that handle refined products along with crude oil.  Our Beaumont facilities include five deep-water ship docks, three barge docks and access to approximately 10.5 MMBbls of aggregate refined products storage capacity.

We also handle refined products at EHT on the Houston Ship Channel.  In addition to providing vessel loading and unloading services for refined products, EHT’s refined products operations include 3.0 MMBbls of aggregate storage capacity through the use of 20 above-ground storage tanks.

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

Ethylene export terminal and related operations
Our ethylene export terminal located at our Morgan’s Point facility on the Houston Ship Channel features two docks with a combined nameplate capacity to load 1 million tons of ethylene per year and a refrigerated storage tank capable of handling 66 million pounds of ethylene.  Ethylene is the primary feedstock for a wide variety of consumer products, including cell phones and computer parts, food packaging, apparel, textiles and personal protective equipment.  We own a 50% consolidated member interest in Enterprise Navigator Ethylene Terminal LLC, which owns the export facility.  In April 2022, we announced plans to expand the ethylene export capacity of our Morgan’s Point facility.  The expansion project, which will be completed in two phases, will expand our existing capacity by 50% during 2024 and to more than double our current capacity by 2025.

Our ethylene system serves as an open market storage and trading hub for the ethylene industry by incorporating storage capacity, connections to multiple ethylene pipelines, and high-volume export capabilities.  In support of our ethylene business, our Chambers County storage complex includes a high-capacity underground ethylene storage well having a storage capacity of more than 600 million pounds of ethylene.  The storage well is connected to our Morgan’s Point ethylene export terminal and further to Bayport, Texas through a 58-mile pipeline system.

We also operate the Baymark ethylene pipeline in South Texas, which is a leading growth area for new ethylene crackers and related facilities.  The Baymark pipeline, which is supported by long-term customer commitments, originates in Bayport and extends 93 miles to Markham, Texas.  We own a 70% consolidated interest in the Baymark pipeline through our majority owned subsidiary, Baymark Pipeline LLC.  Customers using the Baymark pipeline have pipeline access to our high-capacity ethylene storage well in Chambers County and our export terminal at Morgan’s Point.

Marine transportation
Our marine transportation business consists of 64 tow boats and 158 tank barges used to transport refined products, crude oil, asphalt, condensate, heavy fuel oil, LPG and other petroleum products on key U.S. inland and intracoastal waterway systems.  The marine transportation industry uses tow boats as power sources and tank barges for freight capacity. We operate our marine transportation assets that serve refinery and storage terminal customers along the Mississippi River, the intracoastal waterway between Texas and Florida, and the Tennessee-Tombigbee waterway system.  We own and operate shipyard and repair facilities located in Houma and Morgan City, Louisiana and marine fleeting facilities located in Bourg, Louisiana and Channelview, Texas.

The results of operations from our marine transportation business are generally dependent upon the level of fees charged to transport petroleum products.

Our fleet of marine vessels operated at an average utilization rate of 95.8%, 92.3% and 85.2% during the years ended December 31, 2023, 2022 and 2021, respectively.

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

FERC Regulation – Liquids Pipelines

Certain of our NGL, refined products and crude oil pipeline systems provide interstate common carrier movements that are subject to regulation by FERC under the Interstate Commerce Act (“ICA”).  Pipelines providing such movements (referred to as “interstate liquids pipelines”) include, but are not limited to: Aegis Ethane Pipeline, Dixie Pipeline, Front Range Pipeline, Mid-America Pipeline, Seaway Pipeline, Seminole NGL Pipeline and Texas Express Pipeline.  These pipelines are owned by legal entities that are subject to FERC regulations, including periodic reporting requirements.

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

The rates charged for our interstate liquids pipeline services are generally based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling level that changes annually based upon the index adjustment promulgated by FERC for the year.  A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of changes in the pipeline’s operating costs.  The annual index adjustment that is prescribed by FERC reflects the year-to-year change in the U.S. Producer Price Index for Finished Goods (“PPI”) plus or minus a predetermined percentage (“Index Level”).  The Index Level is subject to review and revision every five years.  On December 17, 2020, the FERC issued a final rule setting the Index Level for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI plus 0.78%.  On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI minus 0.21% effective March 1, 2022 through June 30, 2026.  The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI minus 0.21% to file rate reductions effective March 1, 2022.  Enterprise, together with a number of other midstream companies, is currently contesting this index change in the U.S. Court of Appeals for the District of Columbia Circuit.  This appeal could result in a further change to the index.  As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, by obtaining advance approval from FERC to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.  Certain of our pipelines have been granted market-based rate authority by the FERC, including Seaway.

Changes in the FERC’s methodologies for approving rates could adversely affect us.  We believe the transportation rates currently charged by our interstate liquids pipelines are in accordance with the ICA and applicable FERC regulations.  However, we cannot predict the rates we will be allowed to charge in the future for transportation services by such pipelines.

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

The resale of natural gas in interstate commerce is subject to FERC regulation.  In order to increase transparency in natural gas markets, the FERC has established rules requiring the annual reporting of data regarding natural gas sales.  The FERC has also established regulations that prohibit manipulation of energy markets.  A violation of the FERC’s regulations may subject us to civil and criminal penalties, suspension or loss of authorization to perform services or make sales of natural gas, disgorgement of unjust profits or other appropriate non-monetary remedies imposed by the FERC.  Pursuant to the Energy Policy Act of 2005, the potential civil penalties for any violation of the NGA, NGPA, or any rules, regulations or orders of the FERC, were approximately $1.5 million per day per violation as of January 2024.  The Federal Trade Commission and the Commodity Futures Trading Commission (“CFTC”) have also issued rules and regulations prohibiting energy market manipulation.  We believe that our natural gas sales activities are in compliance with all applicable regulatory requirements.

State Regulation of Pipeline Transportation Services

Transportation services rendered by our intrastate liquids and natural gas pipelines are subject to regulation in many states, including Illinois, Kansas, Louisiana, Minnesota, New Mexico and Texas.  Although the applicable state statutes and regulations vary widely, they generally require that intrastate pipelines publish tariffs setting forth all rates, rules and regulations applying to intrastate service, and generally require that pipeline rates and practices be reasonable and nondiscriminatory.

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

These federal, regional and state measures generally apply to industrial sources (including facilities in the oil and gas sector) and suppliers and distributors of fuel, and could increase the operating and compliance costs of our pipelines, natural gas processing facilities, fractionation plants and other facilities, and the costs of certain sale and distribution activities.  These regulations could also adversely affect market demand and pricing for products handled by our midstream network, by affecting the price of, or reducing the demand for, fossil fuels or providing competitive advantages to competing fuels and energy sources.  The potential increase in the costs of our operations could include costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes or fees related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program.  While we may be able to include some or all of such increased costs in the rates charged by our pipelines or other facilities, such recovery of costs is uncertain and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final regulations.

In addition to direct regulation of emissions as described above, there has been an expansion of requirements and incentives relating to reporting greenhouse gas emissions and other climate change-related matters.  Examples include the U.S. Securities and Exchange Commission’s (“SEC’s”) 2022 climate disclosure proposal, expanded greenhouse gas and climate change-related reporting requirements enacted by the California legislature in 2023, and periodic requests from commercial counterparties.  We currently file greenhouse gas emission reports for certain facilities and equipment subject to EPA reporting regulations.  However, we do not publicly report our total direct or indirect greenhouse gas emissions, and it may not be feasible to quantify all types of emissions without relying on estimates.  If we are required to determine comprehensively and report publicly our full direct and indirect greenhouse gas emissions, or certain other climate change-related matters, then it could entail significant costs and administrative burdens and be a source of potential liability and negative publicity.  Alternatively, if we do not make such public disclosures, we may be prevented from operating or supplying products into certain markets or dealing with certain counterparties.

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

•
Extreme temperatures and ice during the winter months can negatively impact our gas processing assets as they may experience freeze offs.  In addition, these conditions can negatively affect our trucking and inland marine operations on the upper Mississippi and Illinois rivers.

Workforce and Related Matters

Like many publicly-traded partnerships, we have no direct employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  The culture of our workforce is one of ownership, integrity, and opportunity. We recognize the hard work and contributions of individuals in our workforce who strive to further our goals.  We promote an environment where our employees feel that working for us is more than just a job; it is a tight-knit community that looks out for one another.  We respect employees’ differences and believe everyone should be treated with fairness and respect. We value diverse ideas and perspectives, and we are committed to promoting a safe and inclusive workforce.

As of February 1, 2024, there were approximately 7,500 EPCO personnel who spend all or a substantial portion of their time engaged in our business.  From a diversity perspective, approximately 14% of these personnel were female and approximately 32% of these personnel were minorities.  We believe that the diversity of our workforce compares favorably to that of related energy industries.

The health and safety of those working on our behalf is a top priority. We promote a culture in which all personnel share the same commitment to health and safety, and we recognize the importance of mitigating risks.  Acting upon our commitment to safety, we engage all levels of employees and management, our Board, our contractors, and various external entities and organizations.  We strive to achieve a goal of zero incidents and injuries.  We track our safety performance by monitoring our Total Recordable Incident Rate (“TRIR”), which is an OSHA measure that generally reflects the number of recordable incidents per 100 full-time workers during a one-year period.  Our TRIR for 2023 was 0.42, which compares favorably to the average TRIR for the midstream industry over the last seven years.  We strive for year-to-year improvement in our safety performance.

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

Risks Relating to Our Business

•
The impact of a global public health crisis or foreign conflict on global oil and gas markets may have material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

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

•
A cyber-attack on our information technology (“IT”) or operational technology (“OT”) systems could affect our business and assets, and have a material adverse effect on our financial position, results of operations and cash flows.

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

•	The rates of our regulated assets are subject to review and possible adjustment by federal and state regulators, which could adversely affect our revenues.

•	Our standalone operating cash flow is derived primarily from cash distributions we receive from EPO.

•	Changes in management’s estimates and assumptions may have a material impact on our financial statements and financial performance.

Risks Relating to Our Partnership Structure

•	We may not have sufficient operating cash flows to pay cash distributions at the current level following establishment of cash reserves and payments of fees and expenses.

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

Risks Relating to Our Business

The impact of a global public health crisis or foreign conflict on global oil and gas markets may have material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

Changes in the supply of and demand for hydrocarbon products impacts both the volume of products that we purchase and sell and the level of services that we provide to customers, which in turn impacts our financial position, results of operations and cash flows.

The global and U.S. economy has generally recovered from the negative economic impacts of the COVID-19 pandemic, which disrupted global supply chains, reduced consumer activity, disrupted travel and created significant volatility and disruption of financial and commodity markets.  While the World Health Organization declared an end to the global public health emergency for COVID-19 in May 2023, a future global public health crisis could lead to similar disruptions and related economic repercussions.  Any resumed period of economic slowdown or recession, or the return to a period of depressed demand or prices for hydrocarbons that we handle, could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.

Similarly, foreign conflicts, including the ongoing war in Ukraine and related sanctions imposed on Russia and the Israel-Hamas war may significantly disrupt supply chains for crude oil, natural gas and hydrocarbon products.  Although we have not experienced any material adverse effect on our results of operations, financial condition or cash flows as a result of these conflicts as of the date of this report, we cannot predict how the continuation of these wars or other foreign conflicts will impact the level of future demand, effects on domestic pricing, and impacts on U.S. oil and gas production.  Any economic slowdown or recession in major international markets, including as a result of such supply chain disruptions or sanctions, may also impact demand and depress the price for crude oil, natural gas or other products that we handle, which could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.

The potential impact of these types of events on our financial condition, results of operations and cash flows depends largely on developments outside our control, including the duration of and response to a public health crisis, the related impact on overall economic activity and the potential long-term impacts on demand for crude oil and other products, all of which cannot be predicted with certainty.

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

We operate predominantly in the midstream energy industry, which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs, crude oil, petrochemical and refined products.  As such, changes in the prices of hydrocarbon products and in the relative price levels among hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.  Changes in prices may impact demand for hydrocarbon products, which in turn may impact production, demand and the volumes of products for which we provide services.  In addition, decreases in demand may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, adverse weather conditions, public health emergencies, foreign conflicts, and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, propylene, refined products and/or crude oil and long-term take-or-pay agreements.

Crude oil and natural gas prices have been volatile in recent years.  For example, crude oil prices (based on WTI as measured by the NYMEX) ranged from a high of $123.70 per barrel to a low of $47.62 per barrel in the three-year period ended December 31, 2023.  For the period January 1, 2024 through January 31, 2024, WTI prices ranged from a high of $78.01 per barrel to a low of $70.38 per barrel.  Natural gas prices (based on Henry Hub as measured by the NYMEX) ranged from a high of $9.68 per MMBtu to a low of $1.99 per MMBtu over the three-year period ended December 31, 2023.  Henry Hub natural gas prices ranged from a high of $3.31 per MMBtu to a low of $2.08 per MMBtu from January 1, 2024 through January 31, 2024.

Generally, prices of hydrocarbon products are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of other uncontrollable factors, such as: (i) the level of domestic production and consumer product demand; (ii) the availability of imported crude oil and natural gas and actions taken by foreign crude oil and natural gas producing nations, including members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group); (iii) the availability of transportation systems with adequate capacity; (iv) the availability of competitive fuels; (v) fluctuating and seasonal demand for crude oil, natural gas, NGLs and other hydrocarbon products, including demand for NGL products by the petrochemical, refining and heating industries; (vi) the impact of conservation efforts; (vii) governmental regulation and taxation of production; (viii) reduced demand for hydrocarbons attributable to public health emergencies and (ix) prevailing economic conditions.

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

For a discussion regarding our current outlook on industry fundamentals for 2024, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Outlook” included under Part II, Item 7 of this annual report.

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

As of December 31, 2023, we had $26.3 billion in principal amount of consolidated senior long-term debt outstanding and $2.3 billion in principal amount of junior subordinated debt outstanding.  The amount of our future debt could have significant effects on our operations, including, among other things:

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

We will require substantial new capital to finance the future development and acquisition of assets and businesses.  For example, our capital investments for 2023 reflected $3.3 billion of cash payments for capital projects, acquisitions and other investments.  Based on information currently available, we expect our total capital investments for 2024, net of contributions from joint venture partners, to approximate $3.8 billion to $4.3 billion, which includes growth capital projects of $3.25 billion to $3.75 billion and sustaining capital expenditures of $550 million.  These amounts do not include capital investments associated with our proposed deep-water offshore crude oil terminal (the Sea Port Oil Terminal or “SPOT”), which remains subject to the Department of Transportation’s Maritime Administration’s issuance of a license for SPOT.  In November 2022, we received a favorable ROD from the Maritime Administration for SPOT; however, we can give no assurance as to when or whether the project will ultimately be authorized to begin construction or operation.  Any limitations on our access to capital may impair our ability to execute this growth strategy.  If our cost of debt or equity capital becomes too expensive, our ability to develop or acquire accretive assets will be limited.  We also may not be able to raise the necessary funds on satisfactory terms, if at all.

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

One of the ways we intend to grow our business is through the construction of new midstream energy infrastructure assets.  The construction of new assets involves numerous operational, regulatory, environmental, political, geopolitical, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital.  These potential risks include, among other things, the following:

•
we may be unable to complete construction projects on schedule or at the budgeted cost due to the unavailability of required construction personnel, the unavailability of or delays in obtaining necessary materials as a result of supply chain disruptions (including those caused by public health emergency restrictions or geopolitical events, such as the Russian invasion of Ukraine or ongoing conflicts in the Middle East), accidents, weather conditions or an inability to obtain necessary permits;

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

Our pipelines, terminals and storage assets are generally long-lived assets, and many of them have been in service for many years.  The age and condition of our assets could result in increased maintenance or repair expenditures in the future.  Additionally, we may be unable to complete maintenance or repairs due to the unavailability of necessary materials as a result of supply chain disruptions (including those caused by public health emergency restrictions or geopolitical events, such as the Russian invasion of Ukraine or ongoing conflicts in the Middle East), which may result in the suspension of operations of the impacted assets until such activities can be completed.  Any significant increase in these expenditures or delays in completing necessary maintenance or repairs could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.

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

A cyber-attack on our IT or OT systems could affect our business and assets, and have a material adverse effect on our financial position, results of operations and cash flows.

We rely on our IT and OT systems to conduct our business, as well as systems of third-party vendors.  These systems include information used to operate our assets, as well as cloud-based services.  These systems are subject to possible security breaches and cyber-attacks.

Cyber-attacks are becoming more sophisticated, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups.  These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches.  These attacks, which could increase as a result of geopolitical events (including the Russian invasion of Ukraine or ongoing conflicts in the Middle East), may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance).  These cybersecurity risks include cyber-attacks on both us and third parties who provide material services to us.  In addition to disrupting operations, cyber security breaches could also affect our ability to operate or control our facilities, render data or systems unusable, or result in the theft of sensitive, confidential or customer information.  These events could also damage our reputation, and result in losses from remedial actions, loss of business or potential liability to third parties.

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

Failure of our critical IT or OT systems could have an adverse impact on our business, financial condition, results of operations and cash flows, as well as our ability to pay cash distributions.

We rely on IT and OT systems to operate our assets and manage our businesses.  We depend on these systems to process, transmit and store electronic information, including financial records and personally identifiable information such as employee, customer, investor and payroll data, and to manage or support a variety of business processes, including our supply chain, pipeline and storage operations, gathering and processing operations, financial transactions, banking and numerous other processes and transactions.  Some of these IT and OT systems are proprietary and custom designed for our business, while others are based upon or reside on commercially available technologies.

We have policies and procedures in place designed to protect our critical systems.  Our cybersecurity approach is strategically layered with people, technology and processes such as disaster recovery, incident response and business continuity. However, the risk of critical systems failing due to an unforeseen major disruption cannot be eliminated.

Failures of these IT or OT systems, whether due to power failures, a cybersecurity event or other reason, could result in a breach of critical operational or financial controls and lead to unanticipated costs and a disruption of our operations, commercial activities or financial processes. Such failures could adversely affect our results of operations, financial position or cash flow, as well as our ability to pay cash distributions in a timely manner.  State and federal cybersecurity legislation could also impose new requirements on us, which could increase our cost of doing business.

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment.

We may incur credit risk to the extent customers do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, crude oil, petrochemicals and refined products and long-term contracts with minimum volume commitments or fixed demand charges.  Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk.  Further, adverse economic conditions in our industry may increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings or small-scale companies.  We manage our exposure to credit risk through customer diversification, credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees.  However, these procedures and policies do not fully eliminate customer credit risk.

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

At December 31, 2023, we had $28.0 billion in principal amount of consolidated fixed-rate debt outstanding, including current maturities thereof.  Additionally, at December 31, 2023, we had $1.0 billion of variable-rate debt, which includes our outstanding commercial paper notes.  Due to the short term nature of commercial paper notes, we view the interest rates charged in connection with these instruments as variable.

The Board of Governors of the Federal Reserve System lowered benchmark interest rates three times during 2019 and twice during 2020.  Benchmark interest rates remained near zero during 2021 but increased seven times in 2022, four times in 2023 and are not expected to fall until 2024.  Should interest rates increase significantly, the amount of cash required to service our debt (including any future refinancing of our fixed-rate debt instruments) would increase.  Additionally, from time to time, we may enter into interest rate swap arrangements, which could increase our exposure to variable interest rates.  As a result, significant increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows.

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

In total, our pipeline integrity costs for the years ended December 31, 2023, 2022 and 2021 were $104 million, $105 million and $114 million, respectively.  Of these annual totals, we charged $55 million, $61 million and $62 million to operating costs and expenses during the years ended December 31, 2023, 2022 and 2021, respectively.  The remaining annual pipeline integrity costs were capitalized and treated as sustaining capital projects.  We expect the cost of our pipeline integrity program, regardless of whether such costs are capitalized or expensed, to approximate $101 million for 2024.

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

Climate Change.  Responding to reports regarding global warming and climate change matters, the U.S. Congress from time to time has considered and adopted legislation intended to reduce emissions of greenhouse gases or require fees related to greenhouse gas emissions or carbon taxes.  In addition, certain states, including states in which our facilities or operations are located, have, individually or in regional cooperation, taken or proposed measures to reduce emissions of greenhouse gases.  The Infrastructure Investment and Jobs Act passed in November 2021 provides for, among other things, $7.5 billion to build out a national network of electric vehicle (“EV”) chargers in the U.S., as part of a plan to accelerate the adoption of EVs, as well as funding for electric school buses and low- and no-emission buses for public transit.  The Inflation Reduction Act of 2022 passed in August 2022 includes multiple additional incentives to promote clean energy, EVs, and battery and energy storage as well as imposes a first-time fee on the emission of methane from sources required to report their greenhouse gas emissions under the EPA’s Greenhouse Gas Reporting Program Part 98 (Subpart W) regulations starting in 2024.  Various other policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content are under discussion and have resulted, and may continue to result, in additional actions involving greenhouse gases.

The adoption and implementation of any federal, state or local regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur significant costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the crude oil, natural gas or other hydrocarbon products that we transport, store or otherwise handle in connection with our midstream services.  The potential increase in our operating costs could include costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize greenhouse gas emissions (whether emitted by our operations or associated with fuel that we supply into the markets), pay taxes or fees related to greenhouse gas emissions, and administer and manage a greenhouse gas emissions program.  We may not be able to recover such increased costs through customer prices or rates, which may limit our access to, or otherwise cause us to reduce our participation in, certain market activities.  In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to greenhouse gases, or restrictions on their use, may reduce volumes available to us for processing, transportation, marketing and storage.  These developments could have a material adverse effect on our financial position, results of operations and cash flows.

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

We are in the process of exploring and developing opportunities to capitalize on changes in law and market dynamics relating to greenhouse gas emissions, such as projects related to carbon capture and sequestration and the production and use of hydrogen.  These types of projects pose a variety of risks to us, including: (i) we could overestimate the timing or extent of market demand for such services, and therefore divert capital from more profitable opportunities; (ii) we could rely on temporary subsidies or similar market distortions for an increasing portion of our revenue, which reliance could reduce the long-term economic sustainability of our associated operations; (iii) counterparties to projects considered may not have the same credit profiles as many of our existing customers; and (iv) such projects may involve shorter-term contracts than employed with traditional opportunities, thereby involving greater risk to us.

In addition to direct regulation of emissions as described above, there has been an expansion of requirements and incentives relating to reporting greenhouse gas emissions and other climate change-related matters. Examples include the SEC’s 2022 climate disclosure proposal, expanded greenhouse gas and climate change-related reporting requirements enacted by the California legislature in 2023, and periodic requests from commercial counterparties. We currently file greenhouse gas emission reports for certain facilities and equipment subject to EPA reporting regulations. However, we do not publicly report our total direct or indirect greenhouse gas emissions, and it may not be feasible to quantify all types of emissions without relying on estimates. If we are required to determine comprehensively and report publicly our full direct and indirect greenhouse gas emissions, or certain other climate change-related matters, then it could entail significant costs and administrative burdens and be a source of potential liability and negative publicity. Alternatively, if we do not make such public disclosures, we may be prevented from operating or supplying products into certain markets or dealing with certain counterparties.

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

The FERC regulates our interstate liquids pipelines under the ICA.  State regulatory agencies regulate many of our assets, including intrastate natural gas and NGL pipelines, intrastate storage facilities and gathering lines.

Our intrastate liquids and natural gas pipelines are subject to regulation in many states, including Illinois, Kansas, Louisiana, Minnesota, New Mexico and Texas.  To the extent our intrastate natural gas pipelines engage in interstate transportation, they are also subject to regulation by the FERC pursuant to Section 311 of the NGPA and required to provide service on a not unduly discriminatory basis and pursuant to fair and equitable rates.  We also have natural gas underground storage facilities in Louisiana and Texas.  Although state regulation is typically less comprehensive in scope than regulation by the FERC, our services are typically required to be provided on a nondiscriminatory basis and are also subject to challenge by protest and complaint.

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

The FERC, pursuant to the ICA (as amended), the Energy Policy Act of 1992 and rules and orders promulgated thereunder, regulates the tariff rates and terms and conditions of service for our interstate common carrier liquids pipeline operations.  To be lawful under the ICA, interstate tariff rates, terms and conditions of service must be just and reasonable and not unduly discriminatory and must be on file with the FERC.  In addition, pipelines may not confer any undue preference upon any shipper.  Shippers may protest (and the FERC may investigate) the lawfulness of new or changed tariff rates.  The FERC can suspend those tariff rates for up to seven months.  It can also require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful and prescribe new rates prospectively.  The FERC and interested parties can also challenge tariff rates that have become final and effective.  The FERC can also order new rates to take effect prospectively and order reparations for past rates that exceed the just and reasonable level up to two years prior to the date of a complaint.  Due to the complexity of rate making, the lawfulness of any rate is never assured.  A successful challenge of our rates could adversely affect our revenues.

The FERC uses prescribed rate methodologies for approving regulated tariff rate changes for interstate liquids pipelines.  The FERC’s indexing methodology currently allows a pipeline to charge rates up to a prescribed ceiling level that changes annually based upon the index adjustment promulgated by FERC for the year.  The annual index adjustment that is prescribed by FERC reflects the year-to-year change in the U.S. Producer Price Index for Finished Goods (“PPI”) plus or minus a predetermined percentage (“Index Level”).  The Index Level is subject to review and revision every five years.  On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI plus 0.78%.  On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI minus 0.21%, effective March 1, 2022 through June 30, 2026.  The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI minus 0.21% to file rate reductions effective March 1, 2022.  Pending appellate review could result in a further change to the index.  As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, or by obtaining advance approval from FERC to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.  The requirements imposed by these methodologies may limit our ability to set rates based on our actual costs or may delay our ability to charge rates reflecting increased costs.   Adverse decisions by the FERC related to our rates could adversely affect our financial position, results of operations and cash flows.

With respect to our intrastate natural gas pipelines that provide service pursuant to Section 311 of the NGPA, FERC regulates the statement of operating conditions related to such service under the NGPA, which requires fair and equitable rates and not unduly discriminatory terms and conditions of service.  FERC requires pipelines providing Section 311 service to support their filed rates on a fair and equitable basis every five years.  Shippers may protest (and the FERC may investigate) the lawfulness of new or changed terms and conditions of service and Section 311 rates, which can be subject to refund if ultimately found to be unlawful.  Due to the complexity of rate making, the lawfulness of any rate is never assured.  A successful challenge of our rates could adversely affect our financial position, results of operations and cash flows.

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

Changes in management’s estimates and assumptions may have a material impact on our financial statements and financial performance.

In preparing our financial statements and periodic reports filed under the Exchange Act, our management is required under applicable rules and regulations, including accounting standards, to make estimates and assumptions as of a specified date.  These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty.  Actual results may differ materially as circumstances change and other information becomes known.  Areas requiring significant estimates and assumptions by management include: the useful economic lives and residual values of our assets; the economic life of contract-based intangible assets; impairments of property, plant and equipment and investments in affiliates; accruals for estimated liabilities, including reserves for litigation; and routine estimates involving revenues and costs of certain natural gas processing facilities, pipeline transportation revenues, fractionation revenues, marketing revenues and related purchases, and power and utility costs.  Changes in estimates or assumptions or information underlying assumptions, such as changes in the Partnership’s business plans, general market conditions and changes in management’s outlook on commodity prices could materially affect reported amounts of assets, liabilities, revenues or expenses.

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

From 2013 through 2017, several publicly traded partnerships merged into their corporate general partner sponsors.  In 2018 and continuing into 2023, the combination of a number of additional factors, including the passage of the Tax Cuts and Jobs Act (the “Tax Act”) of 2017 (which lowered the federal corporate tax rate from 35% to 21% and generally provides for the expensing of certain capital investments and acquisitions), the FERC issuing its Revised Policy Statement on the Treatment of Income Taxes in March 2018, and, generally, continued lower demand and related liquidity for midstream energy companies (including those structured as publicly traded partnerships), led to additional publicly traded partnerships to either (i) merge into their corporate general partner sponsors, (ii) merge into their general partner structured as a partnership and then elect for the combined entity to be taxed as a corporation, or (iii) voluntarily elect to be taxed as a corporation.  These conversions have materially reduced the number of publicly traded partnerships and the total market capitalization and the depth of capital available for the publicly traded partnership sector.

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

Under current law, if the IRS makes audit adjustments to our income tax returns for open tax years, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us.  Our general partner would cause us to pay the taxes (including any applicable penalties and interest) directly to the IRS.  As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own common units in us during the tax year under audit.  If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

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

Investments in our common units by tax-exempt entities, such as individual retirement accounts (“IRAs”) or other retirement plans, raise issues unique to them.  For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction).  As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa.  Tax-exempt entities should consult a tax advisor regarding the impact of these rules on an investment in our common units.

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

ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS.

None.

ITEM 1C.  CYBERSECURITY.

We rely on our information technology (“IT”) and operational technology (“OT”) systems, as well as systems of third-party vendors, to conduct our business. These systems are subject to possible cybersecurity threats.  Cyberattacks are becoming more sophisticated, and U.S. government warnings have indicated that infrastructure assets, including pipelines and related infrastructure, may be specifically targeted by certain groups.  These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches.  Cybersecurity threats, which could increase as a result of geopolitical events, may be perpetrated by state-sponsored groups, “hacktivists,” criminal organizations, private individuals and others.

Cybersecurity Risk Management and Strategy

We consider the risks from cybersecurity threats to include, without limitation, disruptions to our business operations, theft of protected information or intellectual property, destruction of our control systems and data, losses from remedial actions, damage to our reputation, and exposure to lawsuits and regulatory actions.  In general, such risks are based on the capabilities and intent of known bad actors as well as threat information gathered from multiple sources, including industry groups, government agencies, publications and third-party service providers.  Our processes for managing these risks generally involve (i) the use of tools and technologies to continuously monitor for and identify system vulnerabilities and attacks; (ii) adherence to policies and procedures designed to protect our critical IT and OT systems; (iii) the use of an employee awareness program to promote cybersecurity education and company-wide support; and (iv) periodic reassessment of areas of focus to maintain continued preparedness relative to changes in tools and technologies as well as emerging threats.

Our processes for identifying, assessing and managing the risks from cybersecurity threats are a key component of our overall cybersecurity strategy, which is designed to safeguard technology critical to providing services for our customers, and protecting business-sensitive and personal information that is entrusted to us.  To help execute our cybersecurity strategy, we have adopted a risk-based, layered, defense-in-depth approach, which, among other measures, includes: (i) the segregation of our critical industrial control systems (Operational Technology or OT systems) from our corporate network; (ii) multiple layers of preventative and detective measures; (iii) a cybersecurity incident response plan to promote preparedness; and (iv) a cross-functional cybersecurity steering committee (the “Cybersecurity Committee”) to provide guidance around cybersecurity risk management.  Our overall cybersecurity program is based on  various industry-recognized frameworks and standards developed and issued by leading international, domestic and energy-industry standard-setting organizations.

As part of our overall cybersecurity strategy, we also engage third-party service providers to: (i) assist in our cybersecurity risk assessment procedures; (ii) perform penetration testing on external facing IT systems; (iii) perform security assessments on our IT and OT systems; (iv) assist in our incident response procedures; and (v) share information on industry-specific cybersecurity threats.  With respect to our use of third-party systems, we oversee our risks from cybersecurity threats by working with our third-party vendors to evaluate their cybersecurity program for alignment with our own policies and procedures, including notification of and coordination during any incidents that might affect us.

To the extent our processes for overseeing risks are effective in eliminating cybersecurity threats or mitigating the impact of an unforeseen incident, we generally do not expect these risks to have a material impact on our business strategy, financial position, or results of operations.  However, as mentioned in Part I, Item 1A. Risk Factors, we do not carry insurance specifically for cybersecurity incidents.  If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations and cash flows.

For information on the risks we face from cybersecurity threats, please see the risk factors included under Part I, Item 1A titled “A cyber-attack on our IT or OT systems could affect our business and assets, and have a material adverse effect on our financial position, results of operations and cash flows.” and “Failure of our critical IT or OT systems could have an adverse impact on our business, financial condition, results of operations and cash flows, as well as our ability to pay cash distributions.”

Cybersecurity Governance

Our Cybersecurity Committee is comprised of senior representatives from our legal, IT and OT, engineering, corporate security, risk, human resources, finance, accounting, public relations, investor relations and executive management teams.  This committee plays a key role in assessing and managing our risks from cybersecurity threats.  In particular, our Cybersecurity Committee is responsible for: (i) establishing and promoting company-wide support for the management of cybersecurity risk; (ii) providing oversight and ensuring alignment between our cybersecurity strategy and business objectives; (iii) reviewing and advising on cybersecurity policy and governance; (iv ) providing a forum for review of cybersecurity risk in alignment with our business objectives and risk tolerance; (v) promoting cross-company alignment of cybersecurity programs and actions; and (vi) reviewing our cybersecurity incident response plan (“CIRP”).  Our Cybersecurity Committee meets at least quarterly with senior representatives from our cybersecurity team and outside experts to discuss cybersecurity threat updates, new cybersecurity regulations, cybersecurity projects and entity-wide results of cybersecurity preparedness initiatives.  If a cybersecurity incident occurs, our Cybersecurity Incident Response Team, which includes several members of our Cybersecurity Committee, will oversee the execution of our CIRP.

Our Board has oversight of all material risks relevant to Enterprise, including those related to cybersecurity threats.  To help keep our Board informed about such risks, senior representatives from our IT and OT department provide quarterly updates to our Board regarding significant developments in: (i) cyberattacks and other cybersecurity threats targeting critical infrastructure; (ii) governmental enforcement actions and investigations against cyber criminals; (iii) the regulatory landscape impacting the midstream energy industry; (iv) improvements to our cybersecurity programs, including our CIRP and related response procedures, and the progress of ongoing cybersecurity projects.

We recognize that effective cybersecurity governance is an on-going process, and thus, encourage those individuals with oversight responsibilities to stay abreast of emerging cybersecurity threats as well as pursue cybersecurity education opportunities.  To this end, a number of our Cybersecurity Committee members, particularly the IT and OT representatives, hold one or more industry-recognized information security certifications such as the CISSP, CISM and CISA.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed on the NYSE under the ticker symbol EPD.  As of January 31, 2024, there were approximately 1,802 unitholders of record of our common units.  For information regarding our quarterly cash distributions to partners, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

The Partnership made quarterly PIK distributions of 18,076, 18,404, 18,737 and 19,077 preferred units to OTA Holdings, Inc. (“OTA”), an indirect, wholly owned subsidiary of the Partnership, in the first, second, third and fourth quarters of 2023, respectively.  The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

The issuances of preferred units as PIK distributions during the year ended December 31, 2023 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the fourth quarter of 2023.

Common Units Authorized for Issuance Under Equity Compensation Plan

See “Securities Authorized for Issuance Under Equity Compensation Plans” included under Part III, Item 12 of this annual report, which is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the fourth quarter of 2023:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
October 2023	–	$–	–	$1,177,244
November 2023	2,867,527	$26.14	2,867,527	$1,102,297
December 2023	784,303	$26.28	784,303	$1,081,686
Vesting of phantom unit awards:
November 2023 (2)	6,197	$25.98	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of EPD’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 24,262 phantom unit awards that vested in November 2023 and converted to common units, 6,197 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

ITEM 6.  RESERVED.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the Years Ended December 31, 2023, 2022 and 2021

The following discussion and analysis of our financial condition, results of operations and related information for the years ended December 31, 2023 and 2022, including applicable year-to-year comparisons, should be read in conjunction with our Consolidated Financial Statements and accompanying notes included under Part II, Item 8 of this annual report.  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Discussion and analysis of matters pertaining to the year ended December 31, 2021 and year-to-year comparisons between the years ended December 31, 2022 and 2021 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022 that was filed on February 28, 2023.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at December 31, 2023.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2023 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

Current Outlook

As noted previously, this annual report on Form 10-K, including this update to our outlook on business conditions, contains forward-looking statements that are based on our beliefs and those of Enterprise GP.  In addition, it reflects assumptions made by us and information currently available to us, which includes forecast information published by third parties. See “Cautionary Statement Regarding Forward-Looking Information” within this Part II, Item 7 and “Risk Factors” in Part I, Item 1A, for additional information.  The following information in this Current Outlook presents our current views on key midstream energy supply and demand fundamentals, and is qualified in all respects as forward-looking statements whether or not expressly qualified as such in particular sentences. All references to U.S. Energy Information Administration (“EIA”) forecasts and expectations are derived from its February 2024 Short-Term Energy Outlook (“February 2024 STEO”), which was published on February 6, 2024.

The level of services we provide and the amount of volumes we purchase and sell are directly affected by changes in supply and demand for hydrocarbon products.  These supply and demand changes, and related effects on our level of services and volumes, impacts our financial position, results of operations and cash flows.  During 2023, supply and demand fundamentals began to stabilize following a three-year period of high price volatility caused by the COVID-19 pandemic and resulting supply chain disruptions, sanctions on Russian crude oil, natural gas and other commodities due to their February 2022 invasion of Ukraine and production cuts implemented by members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group).  Although commodity prices for most hydrocarbons were relatively stable in 2023 compared to the prior three years, our Current Outlook acknowledges several factors that could affect the near-term balance in supply and demand, thus impacting our business.

Global economic growth is arguably the most significant factor influencing overall hydrocarbon supply and demand.  As economies emerged from the pandemic in 2022, global inflation rates reached their highest levels in over 25 years.   In an effort to lower domestic inflation, the U.S. Federal Reserve Bank increased interest rates from 0.25% to 5.50% through a series of eleven rate actions made during the March 2022 to July 2023 period.  Following these actions, and similar actions taken by multiple central banks worldwide, many economists, including those surveyed by the National Association for Business Economics, believed the global economy had a greater than 50% chance of entering a global recession in 2023 or 2024.  Despite challenges from the higher interest rate environment, most of the global economy appears to have dodged a recession as a result of several factors including strong consumer spending, low global unemployment and a rebound in China’s economy.  The International Monetary Fund is forecasting economic growth in 2024 of one to two percent in each of the U.S., Europe and Japan.  Additionally, the continued growth of the global economy will be dependent on China, whose economy is forecasted to grow by four to five percent in 2024 (as reported by the International Monetary Fund).  However, this growth in China may be tempered by the effects of deflation, an ongoing real estate crisis and a shift to a more selective and conditional “open door” policy with respect to foreign investment.

Geo-political conflicts can also impact hydrocarbon supply and demand and have increased considerably since the global fight against the COVID-19 pandemic.  Sanctions imposed on Russia following its February 2022 invasion of Ukraine initially caused the perception of deep cuts looming in crude oil and natural gas supplies.  However, crude oil and related refined products sourced from Russia have mostly circumvented these sanctions and have continued to find their way to global markets, albeit with altered trade flows away from Europe and towards trade partners who purchase these energy supplies at a discount.  The impact from lower natural gas supplies from Russia to Europe during the early stages of the war have largely been mitigated with alternate sources of supply and energy conservation efforts.  Energy conservation in Europe has been largely successful, but when combined with higher energy prices, has significantly reduced industrial output.  For example, the Federal Statistical Office of Germany has reported that German Industrial Production in November 2023 was down 4.8% from the prior year.  Risks have also increased for a broader war in the Middle East since the conflict between Israel and Hamas began in October 2023.  This conflict has already spilled over into several countries in the region and is acutely impacting the shipping of hydrocarbons and other products through the Red Sea, Gulf of Aden and Persian Gulf.  Further escalation of this situation has the potential to affect a significant portion of hydrocarbons supplied from the Middle East and Russia to global markets.

The OPEC+ group controls over 80% of the world’s proven crude oil reserves (as reported in the OPEC Annual Statistical Bulletin 2023) and the group’s decisions to cut, maintain or increase production levels have a significant impact on the global balance of supply and demand.  During 2022 and 2023, the OPEC+ group was especially aggressive in reducing crude oil production, with cuts announced through April 2023 totaling approximately 3.66 MMBPD.  In June 2023, Saudi Arabia acted voluntarily and unilaterally to deepen their share of the cuts by approximately 1 MMBPD following what appeared to be an unwillingness by a few members of the OPEC+ group to further reduce their own production levels.  However, at the November 2023 meeting of the OPEC+ group, Saudi Arabia managed to bring several additional members, including Russia, into its voluntary program and cut an incremental 1.2 MMBPD through the first quarter of 2024, bringing the total of production cuts to approximately 5.8 MMBPD.  Should there be discord among OPEC+ group member nations, including an unwillingness to abide by or extend the agreed upon levels of crude oil production cuts, global crude oil prices and production could be significantly affected.

U.S. crude oil and natural gas producers have continued to increase production at higher than expected rates, particularly in the Permian Basin, thanks in part to innovations in both drilling and completion techniques.  This growth has been dependent on the availability of both crude oil and natural gas export capacity due to limited growth in domestic consumption.  While export capacity has been sufficient to accommodate growth in crude oil production, the lack of additional liquefied natural gas (“LNG”) export terminal capacity is expected to limit growth in natural gas production from producers focused in pure-play natural gas production areas.  In addition, the U.S. Department of Energy’s decision to place a temporary pause on approved non-Free Trade Agreement export permits could discourage additional natural gas production in the U.S.  As a result of differing availability of export capacity between U.S. crude oil and natural gas, U.S. crude oil prices have remained more resilient having access to global markets while natural gas prices will likely continue to be driven more by domestic factors such as weather.  As of February 13, 2024, the price of West Texas Intermediate (“WTI”) crude oil (as reported by New York Mercantile Exchange (“NYMEX”)) was $77.87 per barrel, slightly above the 2023 calendar year average of $77.62.  The price of natural gas, as measured by the NYMEX at Henry Hub, was $1.69 per MMBtu as of February 13, 2024, which is 36% below the 2023 calendar year average of $2.66.  If the price of natural gas continues to decline, it could discourage pure-play producers from growing or maintaining their production rates, thus impacting supply levels until additional export capacity comes online in 2025.

In its February 2024 STEO, the EIA provided expectations of continued growth in U.S. crude oil and liquid fuels production of nearly 0.2 MMBPD to reach a total of 22.1 MMBPD in 2024.  Global production of petroleum and liquid fuels is expected to reach an average of 102.3 MMBPD in 2024, up from 101.7 MMBPD in 2023, driven mostly by growth in U.S. and other non-OPEC production.  The EIA expects for dry natural gas production to grow about 0.6 Bcf/d in 2024 before increasing by 2.0 Bcf/d to reach a record 106.5 Bcf/d in 2025.  With respect to demand, the EIA forecasts that global liquids fuel consumption will increase from 101.0 MMBPD in 2023 to 102.4 MMBPD in 2024, driven primarily by growth from China and other non-Organization for Economic Cooperation and Development (“OECD”) countries.  While we believe crude oil fundamentals remain constructive, we are not as optimistic on current fundamentals for natural gas.  Domestic natural gas prices will continue to be challenged by rising domestic production, flat consumption and limited global outlets as LNG export capacity is expected to remain relatively unchanged until 2025 when additional capacity will be available from new facilities that are expected to be placed into service.  The global petrochemical industry will be challenged in 2024 by oversupply largely as a result of unprecedented growth in China’s petrochemical production capacity.  However, U.S. petrochemical producers are expected to continue to benefit from locally produced, lower cost feedstocks, relative to their global peer group.

Despite these short term risks, we believe the largest impact to supply and demand fundamentals in the longer term is the fact that the world has become accustomed to a higher quality of life that hydrocarbons enable.  As the world continues to grow in population and the approximately 3 billion people who currently live in energy poverty continue to gain access to cleaner, more efficient sources of energy, we expect demand for all energy sources to increase.  Growth in hydrocarbons production and the development of alternative sources of energy will both be critical to maintaining a healthy balance between global energy supply and demand, and the U.S. is expected to continue to play a key role in meeting the growing needs of developing markets.

We believe that these anticipated additions to petroleum production and consumption levels, along with favorable pricing trends, will create additional opportunities for us to provide midstream services to our customers while leveraging the strengths of our portfolio, which include:

•
Our Assets – Our employees find innovative ways to optimize our large, integrated and diversified asset base to provide incremental services to customers and to respond to market opportunities.  Additional production volumes could lead to higher demand for processing, transportation, fractionation and terminaling services.  Storage services provide valuable flexibility for customers seeking to balance supply and demand while also allowing us to capture valuable contango and other marketing opportunities should they arise.  U.S. energy and feedstock advantages position our assets well to compete globally for incremental production and processing volumes.  To the extent a rising operating cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results.  These benefits include revenue rate escalations based on inflation factors, fuel and electricity rebills or surcharges, and increased volumetric throughput often achieved during periods of higher commodity prices.

•
Our Quality Customers – We have contracted with a large number of quality customers in order to achieve revenue diversification.  In 2023, our top 200 largest customers represented 95.9% of our consolidated revenues.  Based on their respective year-end 2023 debt ratings, 88.9% of the revenues from our top 200 customers came from companies who were either investment grade rated or backed by letters of credit.  Additionally, less than 3% of our top 200 customers were attributable to sub-investment grade companies or non-rated upstream producers.

•
Our Balance Sheet and Liquidity – We currently maintain investment grade credit ratings on EPO’s long-term senior unsecured debt of A-, A3 and A- from Standard and Poor’s, Moody’s and Fitch Ratings, respectively.  Based on current market conditions, we believe that we have sufficient consolidated liquidity as of December 31, 2023, which was comprised of $3.75 billion of available borrowing capacity under EPO’s revolving credit facilities and $180 million of unrestricted cash on hand.  As of December 31, 2023, approximately 96.4% of our debt portfolio is fixed-rate debt at a weighted-average cost of 4.6% and weighted-average maturity of 19 years.

•
Our Access to Capital Markets – EPO successfully issued $2.0 billion in aggregate principal amount of senior notes in January 2024.  Based on current conditions, we believe that we will have sufficient liquidity and/or access to debt capital markets to fund our operations, capital investments and the remaining principal amount of senior notes maturing in 2024 and beyond.

Recent Developments

Enterprise Announces Acquisition of Equity Interests from Western Midstream

In February 2024, we announced that we had acquired the remaining equity interests in Whitethorn Pipeline Company, LLC (“Whitethorn”) and Enterprise EF78 LLC (“EF78”) from affiliates of Western Midstream Partners, LP (“Western Midstream”) for $375 million in total cash consideration.  This transaction, which closed on February 16, 2024, was funded using cash on hand and proceeds from the issuance of short-term notes under our commercial paper program.

Additionally, we announced that an affiliate of Enterprise entered into a definitive agreement to acquire an additional 15% equity interest in Panola Pipeline Company, LLC (“Panola”) from an affiliate of Western Midstream for $25 million in cash consideration.  The acquisition is subject to the preferential purchase rights of other members in Panola to participate in the acquisition.  This transaction, which is expected to close by April 1, 2024, will be funded using cash on hand and proceeds from the issuance of short-term notes under EPO’s commercial paper program.

Issuance of $2.0 Billion of Senior Notes in January 2024

In January 2024, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of senior notes due January 2027 (“Senior Notes HHH”) and (ii) $1.0 billion principal amount of senior notes due January 2034 (“Senior Notes III”).  Net proceeds from this offering will be used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all or a portion of our $850 million principal amount of 3.90% Senior Notes JJ at their maturity in February 2024 and amounts outstanding under our commercial paper program).

Senior Notes HHH were issued at 99.897% of their principal amount and have a fixed interest rate of 4.60% per year.  Senior Notes III were issued at 99.705% of their principal amount and have a fixed interest rate of 4.85% per year.  The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Enterprise Announces Permian Growth Projects; Conversion of Crude Oil Pipeline back to NGL Service

In October 2023, we announced the following four new projects to support ongoing production growth in the Permian Basin (including their respective scheduled completion dates):

•	the Bahia NGL Pipeline (first half of 2025);

•	a natural gas processing train at our Mentone West location in the Delaware Basin (second half of 2025);

•	an eighth natural gas processing train (“Orion”) in the Midland Basin (second half of 2025); and

•	an NGL fractionator (“Frac 14”) and an associated deisobutanizer (“DIB”) unit in Chambers County, TX (second half of 2025)

In addition, we announced plans to convert the Midland-to-Sealy segment of the Midland-to-ECHO 2 Pipeline back to NGL service (as part of our Seminole NGL Pipeline).  This conversion was completed in January 2024.

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

Enterprise Begins Service At Poseidon

In July 2023, we placed into service our sixth Midland Basin natural gas processing train (“Poseidon”), which is located in Glasscock County, Texas.  Poseidon has a nameplate capacity of 300 MMcf/d and can extract more than 40 MBPD of NGLs.  Supported by long-term acreage dedication agreements, Poseidon will support Permian Basin producers as they meet growing demand in the U.S. and internationally.

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

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2022 by quarter:
1st Quarter	$4.96	$0.40	$1.30	$1.59	$1.60	$2.21	$0.63	$0.39	$0.55
2nd Quarter	$7.17	$0.59	$1.24	$1.50	$1.68	$2.17	$0.61	$0.40	$0.46
3rd Quarter	$8.20	$0.55	$1.08	$1.19	$1.44	$1.72	$0.47	$0.28	$0.26
4th Quarter	$6.26	$0.39	$0.79	$0.97	$1.03	$1.54	$0.32	$0.18	$0.17
2022 Averages	$6.65	$0.48	$1.10	$1.31	$1.44	$1.91	$0.51	$0.31	$0.36

2023 by quarter:
1st Quarter	$3.44	$0.25	$0.82	$1.11	$1.16	$1.62	$0.50	$0.22	$0.37
2nd Quarter	$2.09	$0.21	$0.67	$0.78	$0.84	$1.44	$0.40	$0.21	$0.37
3rd Quarter	$2.54	$0.30	$0.68	$0.83	$0.94	$1.55	$0.36	$0.15	$0.40
4th Quarter	$2.88	$0.23	$0.67	$0.91	$1.07	$1.48	$0.46	$0.17	$0.33
2023 Averages	$2.74	$0.25	$0.71	$0.91	$1.00	$1.52	$0.43	$0.19	$0.37

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
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

The weighted-average indicative market price for NGLs was $0.60 per gallon in 2023 versus $0.91 per gallon for 2022.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2022 by quarter:
1st Quarter	$94.29	$96.43	$96.77	$96.77
2nd Quarter	$108.41	$109.66	$109.96	$110.17
3rd Quarter	$91.56	$93.41	$93.77	$94.17
4th Quarter	$82.64	$83.97	$84.33	$85.50
2022 Averages	$94.23	$95.87	$96.21	$96.65

2023 by quarter:
1st Quarter	$76.13	$77.50	$77.74	$79.00
2nd Quarter	$73.78	$74.48	$74.68	$75.87
3rd Quarter	$82.26	$83.85	$84.02	$84.72
4th Quarter	$78.32	$79.62	$79.89	$80.93
2023 Averages	$77.62	$78.86	$79.08	$80.13

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

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

Impact of Inflation

Inflation rates in the U.S. increased significantly in 2022 and remained elevated in 2023 compared to recent historical levels.  While pandemic-era supply chain disruptions have largely dissipated and measures taken by the U.S. Federal Reserve Bank helped slow the growth of inflation in 2023, the high-cost environment that began in 2022 generally remained intact in 2023.  However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results.  These benefits include: (1) provisions included in our long-term fee-based revenue contracts that offset cost increases in the form of rate escalations based on positive changes in the U.S. Consumer Price Index, Producer Price Index for Finished Goods or other factors; (2) provisions in other revenue contracts that enable us to pass through higher energy costs to customers in the form of gas, electricity and fuel rebills or surcharges; and (3) higher commodity prices, which generally enhance our results in the form of increased volumetric throughput and demand for our services.  Additionally, we take measures to mitigate the impact of cost increases in certain commodities, including a portion of our electricity needs, using fixed-price, term purchase agreements.  For these reasons, the increased cost environment, caused in part by inflation, has not had a material impact on our historical results of operations for the periods presented in this report.  However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we receive.

See “Capital Investments” within this Part II, Item 7 for a discussion of the impact of inflation on our capital investment decisions.  Additionally, see Part I, Item 1A “Risk Factors - Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.”

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2023	2022
Revenues	$49,715	$58,186
Costs and expenses:
Operating costs and expenses:
Cost of sales	37,023	45,836
Other operating costs and expenses	3,695	3,454
Depreciation, amortization and accretion expenses	2,279	2,158
Asset impairment charges	30	53
Net losses (gains) attributable to asset sales and related matters	(10)	1
Total operating costs and expenses	43,017	51,502
General and administrative costs	231	241
Total costs and expenses	43,248	51,743
Equity in income of unconsolidated affiliates	462	464
Operating income	6,929	6,907
Other income (expense):
Interest expense	(1,269)	(1,244)
Other, net	41	34
Total other expense, net	(1,228)	(1,210)
Income before income taxes	5,701	5,697
Provision for income taxes	(44)	(82)
Net income	5,657	5,615
Net income attributable to noncontrolling interests	(125)	(125)
Net income attributable to preferred units	(3)	(3)
Net income attributable to common unitholders	$5,529	$5,487

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2023	2022
NGL Pipelines & Services:
Sales of NGLs and related products	$14,846	$21,307
Midstream services	2,799	2,952
Total	17,645	24,259
Crude Oil Pipelines & Services:
Sales of crude oil	18,185	17,301
Midstream services	1,151	1,260
Total	19,336	18,561
Natural Gas Pipelines & Services:
Sales of natural gas	2,373	5,019
Midstream services	1,403	1,241
Total	3,776	6,260
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	7,689	8,003
Midstream services	1,269	1,103
Total	8,958	9,106
Total consolidated revenues	$49,715	$58,186

Total revenues for 2023 decreased a net $8.5 billion when compared to 2022 primarily due to lower marketing revenues.

Revenues from the marketing of NGLs, natural gas and petrochemicals and refined products decreased a combined net $9.4 billion year-to-year primarily due to lower average sales prices, which accounted for an $11.3 billion decrease, partially offset by higher sales volumes, which accounted for a $1.9 billion increase.  Revenues from the marketing of crude oil increased a net $883 million year-to-year primarily due to higher sales volumes, which accounted for a $4.1 billion increase, partially offset by lower average sales prices, which accounted for a $3.2 billion decrease.

Revenues from midstream services for 2023 increased a net $66 million when compared to 2022.  Revenues from our NGL and natural gas pipeline assets increased a combined $263 million year-to-year primarily due to higher demand for transportation services and the addition of the Midland Basin Gathering System, which was acquired in February 2022.  Revenues from our natural gas processing facilities decreased $84 million year-to-year primarily due to lower market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Revenues from our crude oil pipeline assets decreased $63 million year-to-year primarily due to lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term gathering agreements on our EFS Midstream System.

For additional information regarding our revenues, see Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Operating costs and expenses

Total operating costs and expenses for 2023 decreased $8.5 billion when compared to 2022.

Cost of sales
Cost of sales for 2023 decreased $8.8 billion when compared to 2022.  The cost of sales associated with the marketing of NGLs, natural gas and petrochemicals and refined products decreased a combined net $9.1 billion year-to-year primarily due to lower average purchase prices, which accounted for a $10.9 billion decrease, partially offset by higher volumes, which accounted for a $1.8 billion increase.  The cost of sales associated with the marketing of crude oil increased a net $310 million year-to-year primarily due to higher volumes, which accounted for a $3.5 billion increase, partially offset by lower average purchase prices, which accounted for a $3.2 billion decrease.

Other operating costs and expenses
Other operating costs and expenses increased a net $241 million year-to-year primarily due to higher maintenance, rental, employee compensation and other operating costs, which accounted for a $286 million increase, partially offset by lower utility costs, which accounted for a $45 million decrease.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense increased a combined $121 million year-to-year.  Depreciation expense increased $81 million year-to-year primarily due to the addition of our PDH 2 facility, which was placed into service in July 2023, assets attributable to the acquisition of our Midland Basin System in February 2022 and other assets placed into full or limited service since the end of 2022.  Additionally, amortization expense associated with our intangible assets accounted for an additional $24 million of the year-to-year increase.

Asset impairment charges
Non-cash asset impairment charges decreased $23 million year-to-year.  The asset impairment charges recognized during 2023 and 2022 are attributable to the write-off of assets that are no longer expected to be used or constructed.  For information regarding these charges, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

General and administrative costs

General and administrative costs for 2023 decreased $10 million when compared to 2022 primarily due to lower professional services costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for 2023 decreased a net $2 million when compared to 2022 primarily due to lower earnings from investments in NGL pipelines, which accounted for a $16 million decrease, partially offset by higher earnings from investments in crude oil pipelines, which accounted for a $12 million increase.

Operating income

Operating income for the year ended December 31, 2023 increased $22 million when compared to the year ended December 31, 2022 due to the previously described year-to-year changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense

The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2023	2022
Interest charged on debt principal outstanding (1)	$1,355	$1,288
Impact of interest rate hedging program, including related amortization	(5)	19
Interest costs capitalized in connection with construction projects (2)	(106)	(90)
Other	25	27
Total	$1,269	$1,244

(1)	The weighted-average interest rates on debt principal outstanding were 4.56% and 4.33% during the years ended December 31, 2023 and 2022, respectively.
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

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $67 million year-to-year.  This increase was primarily due to the issuance of $1.75 billion of fixed-rate senior notes in January 2023, which accounted for an $89 million increase, partially offset by a combined $50 million decrease as a result of the retirement of $1.4 billion and $1.25 billion of fixed-rate senior notes in February 2022 and March 2023, respectively, and the redemption of $350 million of variable-rate junior subordinated notes in August 2022.  In addition, interest expense on our outstanding variable-rate junior subordinated notes increased $19 million primarily due to a year-to-year increase in the applicable 3-month variable rate.  Beginning on July 1, 2023, our junior subordinated notes subject to a variable rate replaced the applicable London Interbank Offered Rate (“LIBOR”) with the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.26161% tenor spread adjustment.

For information regarding our debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Income taxes

Our provision for income taxes for 2023 decreased $38 million when compared to 2022 primarily due to changes in the valuation allowance on deferred tax assets attributable to OTA, which accounted for a $30 million decrease, and lower state tax obligations under the Revised Texas Franchise Tax (“Texas Margin Tax”) as a result of a decrease in the Texas apportionment factor, which accounted for an additional $8 million decrease.

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

•
Our Petrochemical & Refined Products Services business segment includes our (i) propylene production facilities, which include propylene fractionation units and PDH facilities, and related pipelines and marketing activities, (ii) butane isomerization complex and related DIB operations, (iii) octane enhancement, iBDH and HPIB production facilities, (iv) refined products pipelines, terminals and related marketing activities, (v) an ethylene export terminal and related operations; and (vi) marine transportation business.

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2023	2022
Gross operating margin by segment:
NGL Pipelines & Services	$4,898	$5,142
Crude Oil Pipelines & Services	1,707	1,655
Natural Gas Pipelines & Services	1,077	1,042
Petrochemical & Refined Products Services	1,694	1,517
Total segment gross operating margin (1)	9,376	9,356
Net adjustment for shipper make-up rights	19	(47)
Total gross operating margin (non-GAAP)	$9,395	$9,309

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part II, Item 7.  The following table presents a reconciliation of operating income to total gross operating margin for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2023	2022
Operating income	$6,929	$6,907
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	2,215	2,107
Asset impairment charges in operating costs and expenses	30	53
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	(10)	1
General and administrative costs	231	241
Total gross operating margin (non-GAAP)	$9,395	$9,309

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2023	2022
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$1,300	$1,946
NGL pipelines, storage and terminals	2,771	2,362
NGL fractionation	827	834
Total	$4,898	$5,142

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	4,040	3,703
NGL marine terminal volumes (MBPD)	821	723
NGL fractionation volumes (MBPD)	1,556	1,339
Equity NGL-equivalent production volumes (MBPD) (1)	175	182
Fee-based natural gas processing volumes (MMcf/d) (2, 3)	5,848	5,182

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

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the year ended December 31, 2023 decreased $646 million when compared to the year ended December 31, 2022.

Gross operating margin from our NGL marketing activities decreased $311 million year-to-year primarily due to lower average sales margins, which accounted for a $304 million decrease, and lower sales volumes, which accounted for an additional $40 million decrease, partially offset by higher non-cash, mark-to-market earnings, which accounted for a $32 million increase.

Gross operating margin from our Midland Basin natural gas processing facilities decreased a net $154 million year-to-year primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $235 million decrease, and higher operating costs, which accounted for an additional $27 million decrease, partially offset by an increase in total fee-based natural gas processing volumes, which accounted for a $77 million increase, and an increase in total equity NGL-equivalent production volumes, which accounted for an additional $33 million increase.  Fee-based natural gas processing volumes at these facilities, which reflect the average daily operating rates from the time the asset was acquired, increased 210 MMcf/d and equity NGL-equivalent production volumes increased 4 MBPD year-to-year.

Gross operating margin from our Delaware Basin natural gas processing facilities decreased $86 million year-to-year primarily due to lower average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes at these facilities increased 105 MMcf/d and equity NGL-equivalent production volumes decreased 4 MBPD year-to-year.

Gross operating margin from our South Texas natural gas processing facilities decreased $49 million year-to-year primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $33 million decrease, higher maintenance and other operating costs, which accounted for a $9 million decrease, and a 3 MBPD decrease in equity NGL-equivalent production volumes, which accounted for an additional $7 million decrease.  Fee-based natural gas processing volumes increased 83 MMcf/d year-to-year.

On a combined basis, gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased $29 million year-to-year primarily due to a lower average processing margins (including the impact of hedging activities), which accounted for a $17 million decrease, and 5 MBPD decrease in equity NGL-equivalent production volumes, which accounted for an additional $7 million decrease.  Fee-based natural gas processing volumes decreased a combined 36 MMcf/d year-to-year.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities decreased $6 million year-to-year primarily due to lower average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes increased 192 MMcf/d and equity NGL-equivalent production volumes were flat year-to-year (net to our interest).

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets for the year ended December 31, 2023 increased $409 million when compared to the year ended December 31, 2022.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $78 million year-to-year primarily due to a combined 73 MBPD increase in transportation volumes.

Gross operating margin from LPG-related activities at EHT increased $71 million year-to-year primarily due to a 68 MBPD increase in LPG export volumes, which accounted for a $37 million increase, and higher average loading fees, which accounted for an additional $33 million increase.  Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $49 million year-to-year primarily due to a 30 MBPD increase in export volumes, which accounted for a $33 million increase, and higher average loading fees, which accounted for an additional $14 million increase.  Gross operating margin from our related Houston Ship Channel Pipeline System increased $36 million year-to-year primarily due to a 123 MBPD increase in transportation volumes, which accounted for a $22 million increase, and higher average transportation fees, which accounted for an additional $14 million increase.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers.  On a combined basis, gross operating margin from these pipelines increased a net $49 million year-to-year primarily due to higher average transportation fees, which accounted for a $50 million increase, and an 80 MBPD (net to our interest) increase in transportation volumes, which accounted for an additional $23 million increase, partially offset by higher operating costs, which accounted for a $20 million decrease.

Gross operating margin from our South Texas NGL Pipeline System increased $40 million year-to-year primarily due to higher average transportation and related fees, which accounted for a $26 million increase, a 28 MBPD increase in transportation volumes, which accounted for a $10 million increase, and higher storage and other revenues, which accounted for an additional $5 million increase.

Gross operating margin from our Chambers County storage complex increased $29 million year-to-year primarily due to higher storage revenues.

Gross operating margin from our South Louisiana NGL Pipeline System increased $15 million year-to-year primarily due to a 24 MBPD increase in transportation volumes, which accounted for a $7 million increase, and higher average transportation fees, which accounted for an additional $5 million increase.

NGL fractionation
Gross operating margin from NGL fractionation during the year ended December 31, 2023 decreased $7 million when compared to the year ended December 31, 2022.

On a combined basis, gross operating margin from NGL fractionators other than our Chambers County complex decreased a net $16 million year-to-year primarily due to lower average fractionation fees, which accounted for a $31 million decrease, and lower ancillary service revenues, which accounted for an additional $7 million decrease, partially offset by a combined 34 MBPD (net to our interest) increase in NGL fractionation volumes, which accounted for a $17 million increase, and lower utility and other operating costs, which accounted for an additional $5 million increase.

Gross operating margin from our Chambers County NGL fractionation complex increased a net $2 million year-to-year primarily due to a 183 MBPD (net to our interest) increase in fractionation volumes, which accounted for a $64 million increase, and lower utility and other operating costs, which accounted for an additional $39 million increase, partially offset by lower average fractionation fees, which accounted for a $61 million decrease, and lower ancillary service revenues, which accounted for an additional $41 million decrease.  NGL fractionation volumes from our Chambers County NGL fractionation complex increased primarily due to contributions from Frac 12, which entered service in July 2023.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2023	2022
Segment gross operating margin:
Midland-to-ECHO System and related business activities	$551	$393
Other crude oil pipelines, terminals and related marketing results	1,156	1,262
Total	$1,707	$1,655

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,461	2,222
Crude oil marine terminal volumes (MBPD)	913	788

Gross operating margin from our Crude Oil Pipelines & Services segment for the year ended December 31, 2023 increased $52 million when compared to the year ended December 31, 2022.

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $158 million year-to-year primarily due to higher average transportation fees and related margins from marketing activities, which accounted for a $97 million increase, and a 121 MBPD (net to our interest) increase in transportation volumes, which accounted for an additional $93 million increase, partially offset by higher chemical, utility and other operating costs, which accounted for a $33 million decrease.

Gross operating margin from crude oil activities at EHT increased a net $11 million year-to-year primarily due to higher loading revenues, which accounted for a $19 million increase, partially offset by lower storage and other revenues, which accounted for a $10 million decrease.  Crude oil terminal volumes at EHT increased 153 MBPD year-to-year.

Gross operating margin from our Texas in-basin crude oil pipelines, terminals and other marketing activities (excluding our Midland-to-ECHO System and Seaway Pipeline) decreased a combined net $58 million year-to-year primarily due to lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long term agreements on our EFS Midstream and South Texas Crude Oil Pipeline Systems, which accounted for a $124 million decrease, lower average transportation fees, which accounted for an additional $45 million decrease, partially offset by higher sales volumes, which accounted for a $92 million increase, and a 33 MBPD (net to our interest) increase in crude oil transportation volumes, which accounted for an additional $24 million increase.

Gross operating margin from our equity investment in the Seaway Pipeline decreased a net $47 million year-to-year primarily due to lower average transportation and related fees, which accounted for a $57 million decrease, partially offset by an 85 MBPD (net to our interest) increase in transportation volumes, which accounted for a $12 million increase.

Gross operating margin from our crude oil terminal in Beaumont, Texas decreased $16 million year-to-year primarily due to lower storage revenues.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2023	2022
Segment gross operating margin	$1,077	$1,042

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	18,365	17,107

Gross operating margin from our Natural Gas Pipelines & Services segment for the year ended December 31, 2023 increased $35 million when compared to the year ended December 31, 2022.

Gross operating margin from our East Texas Gathering System increased $26 million year-to-year primarily due to a 297 BBtus/d increase in gathering volumes.

Gross operating margin from our Texas Intrastate System increased a net $18 million year-to-year primarily due to a 592 BBtus/d increase in transportation volumes, which accounted for a $25 million increase, and higher average transportation fees, which accounted for an additional $10 million increase, partially offset by higher operating costs, which accounted for an $11 million decrease, and lower ancillary and other revenues, which accounted for an additional $6 million decrease.

Gross operating margin from our Delaware Basin Gathering System increased a net $17 million year-to-year primarily due to higher average gathering fees, which accounted for a $9 million increase, higher ancillary service and other revenues, which accounted for a $9 million increase, and a 116 BBtus/d increase in gathering volumes, which accounted for an additional $6 million increase, partially offset by higher maintenance and other operating costs, which accounted for a $7 million decrease.

Gross operating margin from our Midland Basin Gathering System increased a net $12 million year-to-year primarily due to an increase in total natural gas gathering volumes, which accounted for a $56 million increase, partially offset by higher rental and other operating costs, which accounted for a $44 million decrease.  Gathering volumes on our Midland Basin Gathering System, which reflect the average daily operating rates from the time the assets were acquired or placed into service, increased 288 BBtus/d year-to-year.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System and San Juan Gathering System in the Rocky Mountains decreased $34 million year-to-year primarily due to higher maintenance and other operating costs, which accounted for a $14 million decrease, a 114 BBtus/d decrease in gathering volumes, which accounted for a $12 million decrease, and a decrease in condensate sales, which accounted for an additional $5 million decrease.

Gross operating margin from our natural gas marketing activities decreased $15 million year-to-year primarily due to lower average sales margins attributable to price differentials.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2023	2022
Segment gross operating margin:
Propylene production and related activities	$583	$564
Butane isomerization and related operations	124	114
Octane enhancement and related plant operations	442	394
Refined products pipelines and related activities	357	277
Ethylene exports and related activities	123	123
Marine transportation and other services	65	45
Total	$1,694	$1,517

Selected volumetric data:
Propylene production volumes (MBPD)	101	101
Butane isomerization volumes (MBPD)	112	108
Standalone DIB processing volumes (MBPD)	176	159
Octane enhancement and related plant sales volumes (MBPD) (1)	36	39
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	836	747
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	320	202

(1)	Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Chambers County complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Gross operating margin from propylene production and related activities for the year ended December 31, 2023 increased $19 million when compared to the year ended December 31, 2022.

Gross operating margin from our propylene pipeline systems increased a combined $14 million year-to-year primarily due to higher average transportation fees.  On a combined basis, transportation volumes decreased 2 MBPD (net to our interest) year-to-year.

Gross operating margin from our Chambers County propylene production facilities decreased a combined net $7 million year-to-year primarily due to lower propylene sales volumes, which accounted for a $55 million decrease, and higher operating costs, which accounted for an additional $17 million decrease, partially offset by higher propylene processing revenues, which accounted for a $32 million increase, and higher storage and other revenues, which accounted for an additional $28 million increase.  Propylene and associated by-product production volumes at these facilities, which reflect the average daily operating rates from the time the asset was placed into service, decreased a combined 1 MBPD (net to our interest) year-to-year primarily due to major maintenance activities at our PDH 1 facility during the first and third quarters of 2023 and major maintenance at three of our propylene splitters during the second quarter of 2023, partially offset by production from our PDH 2 facility, which was placed into service in July 2023.

Butane isomerization and related operations
Gross operating margin from butane isomerization and related operations increased a net $10 million year-to-year primarily due to lower utility and other operating costs, which accounted for an $18 million increase, and a 19 MBPD increase in transportation volumes, which accounted for an additional $6 million increase, partially offset by lower by-product sales, which accounted for an $8 million decrease.

Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations increased $48 million year-to-year primarily due to higher average sales margins, which accounted for a $35 million increase, and lower utility and other operating costs, which accounted for an additional $11 million increase.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities for the year ended December 31, 2023 increased $80 million when compared to the year ended December 31, 2022.

Gross operating margin from our refined products marketing activities increased $48 million year-to-year primarily due to higher average sales margins.

Gross operating margin from our refined products terminal in Beaumont, Texas increased $25 million year-to-year primarily due to higher storage and other fee revenues.  Refined product marine terminal volumes at Beaumont increased 125 MBPD year-to-year.

Gross operating margin from our TE Products Pipeline System decreased a net $3 million year-to-year primarily due to higher storage, maintenance and other operating costs, which accounted for a $25 million decrease, and a 5 MBPD decrease in NGL transportation volumes, which accounted for an additional $10 million decrease, partially offset by higher average transportation and related fees, which accounted for a $33 million increase.  Overall, transportation volumes on our TE Products Pipeline System increased 50 MBPD year-to-year.

Ethylene exports and related activities
Gross operating margin from ethylene exports and related activities for the year ended December 31, 2023 was flat when compared to the year ended December 31, 2022.

On a combined basis, gross operating margin from our ethylene pipelines, storage and related marketing activities increased $12 million year-to-year primarily due to a combined 22 MBPD (net to our interest) increase in transportation volumes.  Gross operating margin from our ethylene export terminal decreased $12 million year-to-year primarily due to lower average loading fees.  Ethylene export volumes were flat year-to-year (net to our interest).

Marine transportation and other services
Gross operating margin from marine transportation and other services increased a net $20 million year-to-year primarily due to higher average fees, which accounted for a $24 million increase, and higher fleet utilization rates, which accounted for an additional $7 million increase, partially offset by higher operating costs, which accounted for a $12 million decrease.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this annual report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At December 31, 2023, we had $3.9 billion of consolidated liquidity.  This amount was comprised of $3.75 billion of available borrowing capacity under EPO’s revolving credit facilities, which is the net of $4.2 billion of total borrowing capacity under EPO’s revolving credit facilities and $450 million outstanding under EPO’s commercial paper program, and $180 million of unrestricted cash on hand.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement on file with the SEC that allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the years indicated (dollars in millions).

	For the Year Ended December 31,
	2023	2022
Net cash flows provided by operating activities	$7,569	$8,039
Cash used in investing activities	3,197	4,954
Cash used in financing activities	4,258	5,844

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

The following information highlights significant year-to-year fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the year ended December 31, 2023 decreased a net $470 million when compared to the year ended December 31, 2022 primarily due to:

•
a $501 million year-to-year decrease from changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments; partially offset by

•
a $31 million year-to-year increase resulting from higher partnership earnings (determined by adjusting our $42 million year-to-year increase in net income for changes in the non-cash items identified on our Statements of Consolidated Cash Flows).

For information regarding significant year-to-year changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part II, Item 7.

Investing activities
Cash used in investing activities for the year ended December 31, 2023 decreased a net $1.8 billion when compared to the year ended December 31, 2022 primarily due to:

•	a net $3.2 billion cash outflow in February 2022 in connection with the acquisition of our Midland Basin System; partially offset by

•	a $1.3 billion year-to-year increase in investments for property, plant and equipment (see “Capital Investments” within this Part II, Item 7 for additional information).

Financing activities
Cash used in financing activities for the year ended December 31, 2023 decreased a net $1.6 billion when compared to the year ended December 31, 2022 primarily due to:

•
a net cash inflow of $456 million related to debt transactions that occurred during the year ended December 31, 2023 compared to a net cash outflow of $1.3 billion related to debt transactions that occurred during the year ended December 31, 2022.  In 2023, we issued $1.75 billion aggregate principal amount of senior notes, partially offset by the repayment of $1.25 billion principal amount of senior notes and net repayments of $45 million under EPO’s commercial paper program.  In 2022 we repaid $1.75 billion aggregate principal amount of senior and junior subordinated notes, partially offset by net issuances of $495 million under EPO’s commercial paper program; partially offset by

•	a $206 million year-to-year increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit.

Non-GAAP Cash Flow Measures

Distributable Cash Flow and Operational Distributable Cash Flow
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

Operational distributable cash flow (“Operational DCF”), which is defined as DCF excluding the impact of proceeds from asset sales and other matters and monetization of interest rate derivative instruments, is a supplemental non-GAAP liquidity measure that quantifies the portion of cash available for distribution to common unitholders that was generated from our normal operations.  We believe that it is important to consider this non-GAAP measure as it provides an enhanced perspective of our assets’ ability to generate cash flows without regard for certain items that do not reflect our core operations.

Our use of DCF and Operational DCF for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure to DCF. For a discussion of net cash flows provided by operating activities, see “Cash Flow Statement Highlights” within this Part II, Item 7.

The following table summarizes our calculation of DCF and Operational DCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2023		2022
Net income attributable to common unitholders (GAAP) (1)	$5,529		$5,487
Adjustments to net income attributable to common unitholders to derive DCF and Operational DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	2,343		2,245
Cash distributions received from unconsolidated affiliates (2)	488		544
Equity in income of unconsolidated affiliates	(462)		(464)
Asset impairment charges	32		53
Change in fair market value of derivative instruments	33		78
Deferred income tax expense	12		60
Sustaining capital expenditures (3)	(413)		(372)
Other, net	(24)		(2)
Operational DCF (non-GAAP)	$7,538		$7,629
Proceeds from asset sales and other matters	42		122
Monetization of interest rate derivative instruments accounted for as cash flow hedges	21		–
DCF (non-GAAP)	$7,601		$7,751

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$4,393		$4,182

Cash distribution per common unit declared by Enterprise GP with respect to period (4)	$2.0050		$1.9050

Total DCF retained by the Partnership with respect to period (5)	$3,208		$3,569

Distribution coverage ratio (6)	1.73	x	1.85	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part II, Item 7.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
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

The following table presents a reconciliation of net cash flows provided by operating activities to DCF and Operational DCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2023	2022
Net cash flows provided by operating activities (GAAP)	$7,569	$8,039
Adjustments to reconcile net cash flows provided by operating activities to DCF and Operational DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	555	54
Sustaining capital expenditures	(413)	(372)
Distributions received from unconsolidated affiliates attributable to the return of capital	42	98
Net income attributable to noncontrolling interests	(125)	(125)
Other, net	(90)	(65)
Operational DCF (non-GAAP)	$7,538	$7,629
Proceeds from asset sales and other matters	42	122
Monetization of interest rate derivative instruments accounted for as cash flow hedges	21	–
DCF (non-GAAP)	$7,601	$7,751

Capital Investments

During 2023, we placed $3.5 billion of growth capital projects into service, including the 400 MMcf/d expansion of our Acadian Gas System, PDH 2 facility, Frac 12, our sixth Midland Basin natural gas processing train at Poseidon and our second natural gas processing train at Mentone in the Delaware Basin.  We have approximately $6.8 billion of growth capital projects scheduled to be completed by the end of the first half of 2026, including the following projects (including their respective scheduled completion dates):

•	the first and second phase of our Texas Western Products System (first half of 2024);

•	our third natural gas processing train at Mentone in the Delaware Basin (first quarter of 2024);
•	our seventh natural gas processing train (“Leonidas”) in the Midland Basin (first quarter of 2024);

•	natural gas gathering expansion projects in the Delaware and Midland Basins (2024 and first half of 2025);

•	the expansion of our LPG and PGP export capacity at EHT (first half of 2025);

•	the Bahia NGL Pipeline (first half of 2025);

•	an NGL fractionator (“Frac 14”) and an associated DIB unit in Chambers County, Texas (second half of 2025);

•	our first natural gas processing train at our Mentone West location in the Delaware Basin (second half of 2025);

•	an eighth natural gas processing train (“Orion”) in the Midland Basin (second half of 2025);

•	an expansion of our Morgan’s Point terminal to increase ethylene export capacity (second half of 2024 and second half of 2025); and

•	our Neches River Ethane / Propane Export Facility located in Orange County, Texas (second half of 2025 and first half of 2026).

Based on information currently available, we expect our total capital investments for 2024, net of contributions from noncontrolling interests, to approximate $3.8 billion to $4.3 billion, which reflects growth capital investments of $3.25 billion to $3.75 billion and sustaining capital expenditures of $550 million.  These amounts do not include capital investments associated with SPOT, our proposed deep-water offshore crude oil terminal, which remains subject to the Department of Transportation’s Maritime Administration’s issuance of a license for SPOT.  We received a favorable ROD from the Maritime Administration for SPOT during the fourth quarter of 2022 and we believe we have satisfied the remaining conditions to obtain the deep-water port license.  While we anticipate that the Maritime Administration will issue the license in 2024, we can give no assurance as to when or whether the project will ultimately be authorized to begin construction or operation.

Our forecast of capital investments is dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital investments due to factors beyond our control, such as adverse economic conditions, weather-related issues and changes in supplier prices resulting from raw material or labor shortages, supply chain disruptions or inflation.  Furthermore, our forecast of capital investments may change over time based on future decisions by management, which may include changing the scope or timing of projects or cancelling projects altogether.  Our success in raising capital, having the ability to increase revenues commensurate with cost increases and our ability to partner with other companies to share project costs and risks continue to be significant factors in determining how much capital we can invest.  We believe our access to capital resources is sufficient to meet the demands of our current and future growth needs, and although we currently expect to make the forecast capital investments noted above, we may revise our plans in response to changes in economic and capital market conditions.

The following table summarizes our capital investments for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2023	2022
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$2,844	$1,606
Sustaining capital projects (3)	422	358
Total	$3,266	$1,964

Cash used for business combinations, net (4)	$–	$3,204

Investments in unconsolidated affiliates	$2	$1

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

(4)	Amount for the year ended December 31, 2022 represents net cash used for the acquisition of our Midland Basin System, which closed in February 2022.

Comparison of Year Ended December 31, 2023 with Year Ended December 31, 2022

In total, investments in growth capital projects increased a net $1.2 billion year-to-year primarily due to the following:

•
higher investments in natural gas gathering and processing projects in the Permian Basin (e.g., construction of six natural gas processing trains and related gathering systems), which accounted for a $761 million increase;

•	higher investments in ethane, ethylene and LPG export expansion projects at our Gulf Coast terminals, which accounted for a $295 million increase; and

•	higher investments in our Texas Western Products System, which accounted for a $245 million increase; partially offset by

•	lower investments in PDH 2 (placed into service in July 2023) at our Chambers County complex, which accounted for a $76 million decrease.

Investments attributable to sustaining capital projects increased $64 million year-to-year primarily due to fluctuations in timing and costs of pipeline integrity and similar projects.

Consolidated Debt

At December 31, 2023, the average maturity of EPO’s consolidated debt obligations was approximately 19.1 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations and associated estimated cash payments for interest at December 31, 2023 for the years indicated (dollars in millions):

	Total	2024	2025	2026	2027	2028	Thereafter
Principal amount of debt obligations	$29,021	$1,300	$1,150	$1,625	$575	$1,000	$23,371
Estimated cash payments for interest (1)	$26,940	$1,300	$1,256	$1,187	$1,160	$1,149	$20,888

(1)
Estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2023, the contractually scheduled maturities of such balances, and the applicable interest rates. Our estimated cash payments for interest are influenced by the long-term maturities of our $2.3 billion in junior subordinated notes (due June 2067 through February 2078).  The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2023, as applicable, for each note through the respective maturity date.

In January 2023, EPO issued $1.75 billion aggregate principal amount of senior notes comprised of (i) $750 million principal amount of senior notes due January 2026 (“Senior Notes FFF”) and (ii) $1.0 billion principal amount of senior notes due January 2033 (“Senior Notes GGG”).  Senior Notes FFF were issued at 99.893% of their principal amount and have a fixed interest rate of 5.05% per year.  Senior Notes GGG were issued at 99.803% of their principal amount and have a fixed interest rate of 5.35% per year.  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all of our $1.25 billion principal amount of 3.35% Senior Notes HH at their maturity in March 2023 and amounts outstanding under our commercial paper program).

In March 2023, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2023 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its September 2022 364-Day Revolving Credit Agreement.  The March 2023 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2024.  EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement.  As of December 31, 2023, there are no principal amounts outstanding under this new revolving credit agreement.  EPO expects to renew this credit agreement during the first quarter of 2024.

In March 2023, EPO entered into a new revolving credit agreement that matures in March 2028 (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”).  The March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2026.  We proposed to reduce EPO’s borrowing capacity from $3.0 billion under the prior multi-year revolving credit agreement to $2.7 billion under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.  Under the new agreement, EPO retains the right to increase its borrowing capacity by up to $500 million to $3.2 billion, provided certain conditions for the election are met.  As of December 31, 2023, there are no principal amounts outstanding under this new revolving credit agreement.

In January 2024, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of Senior Notes HHH and (ii) $1.0 billion principal amount of Senior Notes III.  Senior Notes HHH were issued at 99.897% of their principal amount and have a fixed interest rate of 4.60% per year.  Senior Notes III were issued at 99.705% of their principal amount and have a fixed interest rate of 4.85% per year.  Net proceeds from this offering will be used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all or a portion of our $850 million principal amount of 3.90% Senior Notes JJ at their maturity in February 2024 and amounts outstanding under our commercial paper program).

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Credit Ratings

As of February 28, 2024, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, A3 from Moody’s and A- from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Product Purchase Commitments

The following table presents our unconditional product purchase commitments at December 31, 2023 for the years indicated (dollars in millions):

	Total	2024	2025	2026	2027	2028	Thereafter
Product purchase commitments	$11,924	$2,576	$2,539	$1,932	$1,827	$1,511	$1,539

We have long-term product purchase commitments for natural gas, NGLs, crude oil, and petrochemicals and refined products with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table presents our estimated future payment obligations under these contracts based on the contractual price in each agreement at December 31, 2023 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

For additional information regarding our product purchase commitments, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Enterprise Declares Cash Distribution for Fourth Quarter of 2023

On January 8, 2024, we announced that the Board declared a quarterly cash distribution of $0.515 per common unit, or $2.06 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the fourth quarter of 2023.  The quarterly distribution was paid on February 14, 2024 to unitholders of record as of the close of business on January 31, 2024.  The total amount paid was $1.13 billion, which includes $10 million for distribution equivalent rights on phantom unit awards.

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

The Partnership repurchased an aggregate 7,244,540 common units under the 2019 Buyback Program through open market purchases during the year ended December 31, 2023.  The total cost of these repurchases, including commissions and fees, was $188 million.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  As of December 31, 2023, the remaining available capacity under the 2019 Buyback Program was $1.1 billion.

Acquisition of Equity Interests From Western Midstream

On February 16, 2024, we acquired the remaining 20% equity interest in Whitethorn and 25% equity interest in EF78 from affiliates of Western Midstream for total cash consideration of $375 million.  We funded the cash consideration using cash on hand and proceeds from the issuance of short-term notes under EPO’s commercial paper program.

Additionally, on February 16, 2024, an affiliate of Enterprise entered into a definitive agreement to acquire an additional 15% equity interest in Panola from an affiliate of Western Midstream for $25 million in cash consideration.  The acquisition is subject to the preferential purchase rights of other members in Panola to participate in the acquisition.  This transaction, which is expected to close by April 1, 2024, will be funded using cash on hand and proceeds from the issuance of short-term notes under EPO’s commercial paper program.

For additional information regarding these transactions, see Note 20 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

At December 31, 2023 and 2022, the net carrying value of our property, plant and equipment was $45.8 billion and $44.4 billion, respectively.  We recorded $1.9 billion and $1.8 billion of depreciation expense during the years ended December 31, 2023 and 2022, respectively.  For information regarding our property, plant and equipment, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

In 2023 and 2022, we recognized non-cash asset impairment charges attributable to assets other than goodwill totaling $32 million and $53 million, respectively. For information regarding impairment charges involving property, plant and equipment see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.  We did not recognize any impairment charges in connection with our equity-method investments during the years ended December 31, 2023 and December 31, 2022.

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

At December 31, 2023 and 2022, the carrying value of our customer relationship and contract-based intangible asset portfolio was $3.8 billion and $4.0 billion, respectively.  We recorded $201 million and $177 million of amortization expense attributable to intangible assets during the years ended December 31, 2023 and 2022, respectively.  For information regarding our intangible assets, see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Methods We Employ to Measure the Fair Value of Goodwill and Related Assets

Our goodwill balance was $5.6 billion at December 31, 2023 and 2022.  Goodwill, which represents the cost of an acquired business in excess of the fair value of its net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable.  Goodwill impairment charges represent the amount by which a reporting unit’s carrying value (including its respective goodwill) exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.

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

We did not record any goodwill impairment charges during the year ended December 31, 2023.  Based on our most recent goodwill impairment test at December 31, 2023, the estimated fair value of each of our reporting units was substantially in excess of its carrying value (i.e., by at least 10%).

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations.  At December 31, 2023, the total amount of Guaranteed Debt was $29.5 billion, which was comprised of $26.3 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes, $450 million of short-term commercial paper notes and $455 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $46.8 billion at December 31, 2023.  The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the year ended December 31, 2023 was $6.0 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries.  We continue to believe that the consolidated financial statements of the Partnership presented under Item 8 of this annual report provide a more appropriate view of our credit standing.  Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at December 31, 2023 (dollars in millions):

Selected asset information:
Current receivables from Non-Obligor Subsidiaries	$2,569
Other current assets	5,416
Long-term receivables from Non-Obligor Subsidiaries	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $46.8 billion	9,185

Selected liability information:
Current portion of Guaranteed Debt, including interest of $455 million	$1,755
Current payables to Non-Obligor Subsidiaries	1,567
Other current liabilities	4,239
Noncurrent portion of Guaranteed Debt, principal only	27,707
Noncurrent payables to Non-Obligor Subsidiaries	57
Other noncurrent liabilities	122

Mezzanine equity of Obligor Group:
Preferred units	$49

The following table presents summarized income statement information for the combined Obligor Group for the year ended December 31, 2023 (dollars in millions):

Revenues from Non-Obligor Subsidiaries	$17,344
Revenues from other sources	15,375
Operating income of Obligor Group	835
Net loss of Obligor Group, excluding equity in earnings of Non-Obligor Subsidiaries of $6.0 billion	(483)

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

At December 31, 2023, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	December 31, 2023	January 31, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$90	$7	$10
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	97	6	9
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	83	8	11

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	December 31, 2023	January 31, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$18	$39	$(31)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(29)	9	(64)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	64	69	2

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	December 31, 2023	January 31, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$53	$66	$8
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	24	(61)	(97)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	81	193	113

Commercial energy derivative portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2022	December 31, 2023	January 31, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(38)	$(9)	$(10)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(10)	9	7
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(63)	(27)	(27)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 302 and 906 Certifications

The required certifications of Messrs. Teague and Fowler under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this annual report (see Exhibits 31 and 32 under Part IV, Item 15 of this annual report).

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2023

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

Our management assessed the effectiveness of Enterprise Products Partners L.P.’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  This assessment included a review of the design and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets.  Based on our assessment, we believe that, as of December 31, 2023, Enterprise Products Partners L.P.’s internal control over financial reporting is effective based on those criteria.

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

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on February 28, 2024.

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

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2023.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2024

ITEM 9B.  OTHER INFORMATION.

During the three months ended December 31 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Enterprise GP adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND PARTNERSHIP GOVERNANCE.

Partnership Management

The following individuals currently serve as members of the Board of Directors of Enterprise GP (the “Board”):  Richard H. Bachmann, Carin M. Barth, Murray E. Brasseux, Rebecca G. Followill, W. Randall Fowler, James T. Hackett, William C. Montgomery, John R. Rutherford, A. James Teague, Harry P. Weitzel and Randa Duncan Williams. Ms. Duncan Williams serves as the non-executive Chairman of the Board, and Mr. Bachmann serves as the non-executive Vice Chairman of the Board.

Richard S. Snell serves as an advisory director for Enterprise GP, and O.S. Andras serves as an honorary director.  Edwin C. Smith served as an advisory directory for Enterprise GP until his passing during the fourth quarter of 2023.  Service as an advisory or honorary director does not confer any of the rights, obligations, liabilities or responsibilities of a director of Enterprise GP (including any power or authority to vote on any matters as a director).

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management, administrative or operating functions.  Pursuant to the administrative services agreement (“ASA”) with EPCO, these roles are performed by employees of EPCO, which are under the direction of the Board and executive officers of Enterprise GP.  The executive officers of Enterprise GP are elected for one-year terms and may be removed, with or without cause, only by the Board.  Our limited partners do not elect the officers or directors of Enterprise GP.  The DD LLC Trustees, through their control of Enterprise GP, have the ability to elect, remove and replace at any time, the officers and directors of Enterprise GP.  Each member of the Board of Enterprise GP serves until such member’s death, resignation or removal.  The employees of EPCO who served as directors of Enterprise GP during 2023 were Ms. Duncan Williams and Messrs. Bachmann, Fowler, Teague and Weitzel.

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

Office of the Chairman

The Office of the Chairman is a management oversight group comprised of four individuals: Ms. Duncan Williams (as Chairman of the Board), Mr. Bachmann (as Vice Chairman of the Board), Mr. Teague (as Co-Chief Executive Officer (“Co-CEO”)) and Mr. Fowler (also as Co-CEO).  The purpose of the Office of the Chairman is for the group to serve collectively as a liaison between the Board and senior management with respect to, and to provide the Chairman, Vice-Chairman and Co-CEOs a venue to discuss, certain matters including:

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

In his role as Co-CEO and Chief Financial Officer (“CFO”), Mr. Fowler is our co-principal executive officer and our principal financial officer and is responsible for, among other things: (i) managing our overall business and financial strategy; (ii) a principal focus area of overseeing and providing strategic direction for us, subject to Board approval, in the areas of accounting, risk management, finance, treasury and cash management, information technology, investor relations, and public relations and (iii) providing the required certifications as both (a) a co-principal executive officer of Enterprise GP (together with Mr. Teague) and (b) the principal financial officer of Enterprise GP in connection with our disclosure controls and procedures and internal control over financial reporting.

Directors and Executive Officers of Enterprise GP

The following table sets forth the name, age and position of each of the directors, excluding advisory or honorary directors, and executive officers of Enterprise GP at February 28, 2024.  Each executive officer holds the same respective office shown below in the managing member of EPO.

Name	Age	Position with Enterprise GP
Randa Duncan Williams (1,6)	62	Director and Chairman of the Board
Richard H. Bachmann (1,6)	71	Director and Vice Chairman of the Board
A. James Teague (1,6,7,8)	78	Director and Co-CEO
W. Randall Fowler (1,6,7,8)	67	Director, Co-CEO and CFO
Carin M. Barth (2,6)	61	Director
Murray E. Brasseux (4, 6)	75	Director
Rebecca G. Followill (4)	65	Director
James T. Hackett (2,3,6)	70	Director
William C. Montgomery (4,5)	62	Director
John R. Rutherford (2)	63	Director
Harry P. Weitzel (6,8)	59	Director and Executive Vice President, General Counsel and Secretary
Graham W. Bacon (8)	60	Executive Vice President and Chief Operating Officer
R. Daniel Boss (8)	48	Executive Vice President – Accounting, Risk Control and Information Technology
Christian M. Nelly (8)	48	Executive Vice President – Finance and Sustainability and Treasurer
Brent B. Secrest (8)	51	Executive Vice President and Chief Commercial Officer

(1)	Member of Office of the Chairman
(2)	Member of the Governance Committee
(3)	Chairman of the Governance Committee
(4)	Member of the Audit and Conflicts Committee
(5)	Chairman of the Audit and Conflicts Committee
(6)	Member of the Capital Projects Committee
(7)	Co-Chairman of the Capital Projects Committee
(8)	Executive officer

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

Following the effectiveness of Mr. Boss’ election to the position of CFO (as described below), Mr. Fowler will continue to serve as one of Enterprise GP’s two Co-CEOs, together with A. James Teague.

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

Ms. Barth is co-founder and President of LB Capital Inc., a private equity investment firm established in 1988.  She currently serves on the following boards of directors: Black Stone Minerals, L.P., where she is lead director and Chair of the Audit Committee and Group 1 Automotive, Inc., where she is Chair of the Audit Committee. Additionally, Ms. Barth is an Operating Partner at Mountain Capital Management, LLC.  She also serves as a trustee of The Welch Foundation, a trustee of Memorial Hermann Foundation and an emeritus board member of the Ronald McDonald House of Houston.

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

Mr. Brasseux is also a member of the board of directors of Adams Resources & Energy, Inc., a publicly-traded company primarily engaged in the business of crude oil marketing and tank truck transportation of liquid and dry bulk chemicals.  Mr. Brasseux retired from BBVA Bank in December 2014 after 20 years of service, having most recently served as Managing Director of Oil & Gas Finance.  Mr. Brasseux also served as a consultant to BBVA Bank from January 2015 to June 2015 and as a consultant to Loughlin Management Partners (a restructuring and advisory firm) from June 2015 to December 2017.  Mr. Brasseux also serves on the boards of Worldwide Power Products Company, LLC (a private company in the industrial power business) and the Rare Book School (an affiliate of the University of Virginia).

Rebecca G. Followill

Mrs. Followill was elected a director of Enterprise GP and a member of its Audit and Conflicts Committee in January 2023.

Mrs. Followill is a petroleum engineer with 38 years of energy industry experience, including over 25 years providing analysis and assessing the valuations and competitiveness of public and private companies as a securities analyst.  Mrs. Followill retired from U.S. Capital Advisors in May 2022, most recently serving as a Senior Managing Director.  Prior to joining U.S. Capital Advisors in December 2010, Mrs. Followill served in senior roles at Tudor, Pickering, Holt, & Co. from 2007 to 2010, Howard Weil, Inc. from 2000 to 2007 and Merrill Lynch from 1997 to 2000.  Mrs. Followill began her career as a reservoir engineer for Tenneco Oil Company.  Mrs. Followill serves on the board of the Texas A&M Petroleum Ventures Program and the advisory board of Third Gear Investments.

James T. Hackett

Mr. Hackett was elected a director of Enterprise GP in April 2014.  He has served as a member of its Governance Committee since April 2014, including in the role of committee Chairman since November 2016. In addition, Mr. Hackett has served as a member of Enterprise GP’s Capital Projects Committee since November 2016.

Mr. Hackett served as Executive Chairman of Alta Mesa Resources, Inc. (formerly named Silver Run Acquisition Corporation II) (“Alta Mesa”) until March 2020.  Mr. Hackett previously served as an Advisor and Partner to private energy investing firm Riverstone Holdings LLC.  He served as Executive Chairman and CEO of Anadarko Petroleum Corporation, an independent oil and natural gas exploration and production company, from 2003 to 2013.  Mr. Hackett is a board member of Fluor Corporation, Schlumberger Limited and NuScale Power Corp. (including its Audit Committee).  He is a former director of Cameron International and NOV, Inc. and the former Chairman of the Board of the Federal Reserve Bank of Dallas. He is a past Chairman (and now Member) of the National Petroleum Council, a member of the Society of Petroleum Engineers, a member of the Baylor College of Medicine Board of Trustees and a member of the Rice University Board of Trustees.  Mr. Hackett also serves as a faculty member at Rice University and The University of Texas (Austin).

William C. Montgomery

Mr. Montgomery was elected a director of Enterprise GP and appointed a member of its Audit and Conflicts Committee in October 2015.  Mr. Montgomery has served as Chairman of the Audit and Conflicts Committee since January 2020.

Mr. Montgomery has served as a Partner of Quantum Energy Partners since 2011 and is also a member of its Investment Committee.  He is responsible for originating and overseeing investments in the oil and gas upstream and oilfield service sectors.  Mr. Montgomery previously served on the board of Apache Corporation from July 2011 to May 2022.

Prior to joining Quantum Energy Partners, Mr. Montgomery was a Partner in the Investment Banking Division of Goldman, Sachs & Co. where he headed the firm’s Americas Natural Resources Group as well as its Houston office.  His career as a banker spanned 22 years and was focused on large cap energy companies primarily in the upstream and oil service sectors.  Mr. Montgomery has been an active civic leader, chairing the boards of The Houston Museum of Natural Science and The St. Francis Episcopal Day School and currently serves on the Board of Visitors of the MD Anderson Cancer Center and as Chairman of the board of trustees of The Episcopal Health Foundation.

John R. Rutherford

Mr. Rutherford was elected a director of Enterprise GP in January 2019 and is currently a member of its Governance Committee.  Mr. Rutherford served as a member of the Audit and Conflicts Committee from January 2019 to December 2022.

Mr. Rutherford is a private investor and serves as a part-time Senior Advisor to ECP GP, an energy investment firm focused on investing in the power, clean energy and midstream sectors.   Mr. Rutherford also serves on the board of directors of T.D. Williamson Holdings, LLC, a privately-owned pipeline field services company, and on the Board of Trustees of the Employees Retirement System of Texas.  In addition, Mr. Rutherford serves on the board of directors of the Navy Seal Foundation.  Mr. Rutherford previously served as Executive Vice President (Strategic Planning, M&A and Business Development) of the general partner of Plains All American Pipeline, L.P. (“Plains”) and as a member of Plains’ executive committee from October 2010 through July 2015. Mr. Rutherford also served as a financial consultant to Plains from July 2015 through September 2018.  His career includes over 20 years of investment banking experience as a mergers and acquisitions and strategic advisor to public and private energy companies, investment firms, management teams and boards of directors. Prior to joining Plains, Mr. Rutherford served as Managing Director of the North American Energy Practice of Lazard Freres & Company from 2007 until 2010. Prior to joining Lazard, he was a partner at Simmons & Company for over ten years.

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

Mr. Weitzel has extensive experience as an attorney, including over 24 years of practice as a commercial litigator in Texas and California.  He has successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters.  Mr. Weitzel has tried cases in state and federal courts, as well as arbitrations under the American Arbitration Association, JAMS and the International Chamber of Commerce.  He has handled appeals in state and federal courts.  Prior to joining us, Mr. Weitzel was a commercial litigation partner with Pepper Hamilton LLP in Irvine, California from October 2009 to December 2014.

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

R. Daniel Boss

Mr. Boss, a Certified Public Accountant, has served as Executive Vice President – Accounting, Risk Control and Information Technology of Enterprise GP since January 2020 and previously served as Senior Vice President (Accounting and Risk Control) from August 2016 to January 2020.  On February 12, 2024, the Board promoted Mr. Boss to the position of Executive Vice President and CFO of Enterprise GP, with such promotion to become effective as of March 1, 2024.  In his new role, Mr. Boss (i) will serve as Enterprise GP’s principal financial officer, (ii) will continue to serve as Enterprise GP’s principal accounting officer and (iii) will continue to report directly to W. Randall Fowler.

Mr. Boss is responsible for the overall leadership of our Accounting, Risk Control and Information Technology organizations and (in his new role) will also be responsible for the overall leadership of our Internal Audit organization.  Mr. Boss served as a Senior Vice President of Enterprise GP from March 2015 to August 2016 with responsibility over our regulated business.  He also served as Vice President (Risk Control) from April 2013 to March 2015 and as Senior Director (Risk Control) from January 2010 to March 2013. While serving in these positions, Mr. Boss was Chairman of the Risk Management Committee and had responsibilities for our marketing risk management policies, transaction controls and derivatives and hedging strategies compliance.  Mr. Boss also served as Director (Volume Accounting) from November 2008 until January 2010 where he was responsible for gas marketing and commodity derivatives accounting, hedging and reporting.  Prior to joining us, Mr. Boss held leadership positions with Merrill Lynch Commodities and Dynegy Inc.

Christian M. Nelly

Mr. Nelly was elected Executive Vice President – Finance and Sustainability and Treasurer of Enterprise GP in July 2020.  Following the effectiveness of Mr. Boss’ election to the position of CFO (as described above), Mr. Nelly will continue to serve as Enterprise GP’s Executive Vice President – Finance and Sustainability and Treasurer and will report directly to Mr. Fowler.  Mr. Nelly previously served as Executive Vice President – Finance and Treasurer from January 2020 to July 2020 and as Senior Vice President (Finance) and Treasurer from March 2019 to January 2020.  Mr. Nelly is responsible for managing our financing activities, business planning and analysis, credit, cash management, corporate risk and insurance, investor relations, sustainability and public relations groups. Mr. Nelly served as Vice President and Treasurer from April 2015 to February 2019; Senior Director of Finance from April 2011 until March 2015; and Director of Finance from January 2008 to March 2011.  Prior to joining us, Mr. Nelly spent 10 years with various corporate and investment banks where he executed transactions and maintained relationships with midstream and upstream energy companies and gained experience in strategic advisory, valuation, mergers and acquisitions, and capital raising.

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

Five of our directors are current employees of EPCO and officers of Enterprise GP or its affiliates.  Each of these directors has significant experience in our industry as executive officers as well as other qualifications, attributes and skills.  These include:

•	for Ms. Duncan Williams, legal and community involvement with numerous charitable organizations, and active involvement in EPCO’s businesses, including ownership in and management of our businesses;

•	for Mr. Teague, over 50 years of commercial management of midstream assets and marketing and trading activities, both for third parties and for us;

•	for Mr. Fowler, over 24 years of experience with our midstream assets, including finance, accounting and investor relations and, for over 18 years, as a member of our executive management team;

•
for Mr. Bachmann, over 40 years of experience with our midstream assets, including legal, regulatory, contracts and mergers and acquisitions and, for over 24 years, as a member of either EPCO’s or our executive management teams; and

•
for Mr. Weitzel, over 24 years of experience in Texas and California as a commercial litigator, having successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters.

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

As an advisory director, Mr. Snell has experience involving complex legal and accounting matters.  As an honorary director, Mr. Andras has a long history with us and our operations, including being a former CEO.

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

A subcommittee of the Governance Committee, the Incentive Plan Administration Subcommittee, is involved in decision-making regarding employee compensation matters, including grants of equity-based awards.  In accordance with the Governance Committee charter, this subcommittee shall be composed of two or more non-employee directors (currently, Ms. Barth, Mr. Hackett and Mr. Rutherford) and shall (i) review and approve all aspects of compensation of our Co-CEOs, (ii) administer the long-term incentive plans of the Partnership and its affiliates and (iii) review and approve all equity grants made to employees, consultants and/or directors as required by such long-term incentive plans.  For more information regarding this subcommittee’s role in executive compensation matters, see “Overview of Decision-Making Process regarding Compensation of Named Executive Officers” under Part III, Item 11 of this annual report.

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

NYSE Corporate Governance Listing Standards

On March 9, 2023, Mr. Teague certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards as of that date.

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

Delinquent Section 16(a) Reports

Under federal securities laws, directors and executive officers of Enterprise GP and any persons holding more than 10% of our common units are required to report their beneficial ownership of common units and any changes in their beneficial ownership levels to us and the SEC.  Specific due dates for these reports have been established by regulation, and we are required to disclose in this annual report any failure to file this information within the specified timeframes.  All such reporting was done in a timely manner in 2023, except that a disposal of common units as a gift by Mr. Bachmann was reported on a Form 4 filed in December 2023, instead of by the reporting deadline in November 2023.

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

Summary Compensation Table

The following table presents total compensation amounts paid, accrued or otherwise expensed by us with respect to our (i) co-CEOs, (ii) CFO and (iii) three highest paid officers of our general partner, other than our principal executive and financial officers, who were serving in such capacity at December 31, 2023.  Collectively, these five individuals were our “named executive officers” for 2023.  To the extent such individuals were also named executive officers for 2022 and 2021, their total compensation for those years is presented as well.

				Equity-
		Cash		Based	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($) (2)	($)
A. James Teague,	2023	$ 1,149,500	$ 3,700,000	$ 7,740,000	$ 1,377,039	$ 13,966,539
Co-CEO	2022	1,075,000	3,700,000	6,386,500	6,192,313	17,353,813
	2021	987,500	3,200,000	5,197,500	1,031,514	10,416,514

W. Randall Fowler,	2023	862,125	2,775,000	5,805,000	4,773,863	14,215,988
Co-CEO and CFO	2022	806,250	2,775,000	4,789,875	872,614	9,243,739
	2021	731,250	2,400,000	3,898,125	753,389	7,782,764

Graham W. Bacon,	2023	593,750	825,000	3,336,500	1,617,939	6,373,189
Executive Vice President and	2022	563,000	825,000	2,289,500	532,326	4,209,826
Chief Operating Officer	2021	524,000	750,000	1,975,050	457,633	3,706,683

Brent B. Secrest,	2023	563,750	700,000	3,185,200	1,588,794	6,037,744
Executive Vice President and	2022	519,250	775,000	2,289,500	490,539	4,074,289
Chief Commercial Officer	2021	484,000	700,000	1,975,050	397,510	3,556,560

R. Daniel Boss,	2023	454,812	498,750	2,842,115	1,437,564	5,233,241
Executive Vice President – Accounting,
Risk Control and Information Technology

(1)
Amounts represent our estimated share of the aggregate grant date fair value of equity-based awards granted during each year presented.  See “Grants of Equity-Based Awards in Fiscal Year 2023” within this Item 11 for information regarding awards granted in the year ended December 31, 2023.

(2)
Amounts include (i) contributions in connection with funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on equity-based awards, (iii) the imputed value of life insurance premiums paid on behalf of the officer, (iv) employee retention payments and (v) other amounts.

Bonus amounts shown in the preceding table represent discretionary annual awards earned by each named executive officer with respect to the year presented.  Bonus amounts are paid in cash in February of the following year (e.g., the bonus amount for 2023 was paid in February 2024).

The following table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2023:

Named Executive Officer	Contributions Under Funded, Qualified, Defined Contribution Retirement Plans	Distributions Paid On Equity-Based Awards (1)	Life Insurance Premiums	Employee Retention Payments (2)	Other	Total All Other Compensation
A. James Teague	$39,600	$1,315,775	$13,596	$–	$8,068	$1,377,039
W. Randall Fowler	29,700	983,708	6,286	3,750,000	4,169	4,773,863
Graham W. Bacon	39,600	565,873	4,356	1,000,000	8,110	1,617,939
Brent B. Secrest	39,600	542,476	1,518	1,000,000	5,200	1,588,794
R. Daniel Boss	34,485	447,339	941	950,000	4,799	1,437,564

(1)
Reflects aggregate cash payments made to the named executive officer in connection with (i) distribution equivalent rights (“DERs”) issued in tandem with phantom unit awards and (ii) distributions paid in connection with profits interest awards.  With respect to DER amounts allocated to us, the following cash payments were made to the named executive officers during the year ended December 31, 2023: Mr. Teague, $1,315,775; Mr. Fowler, $983,708; Mr. Bacon, $473,388; Mr. Secrest, $468,488; and Mr. Boss, $377,050.

(2)
Amounts presented for each of Messrs. Fowler, Bacon, Secrest and Boss relate to a four-year employee retention agreement that was settled in June 2023 and reflects the amount charged to us based on the percentage of time that each applicable named executive officer spent on our business and affairs since the retention agreement was originally executed.  For more information regarding employee retention agreements involving our named executive officers see “Compensation Discussion and Analysis” below.

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

For the three years ended December 31, 2023, the primary elements of compensation for the named executive officers consisted of annual cash base salary, a discretionary annual bonus, equity awards under long-term incentive arrangements and other compensation, including very limited perquisites.  With respect to the annual periods presented in the Summary Compensation Table, EPCO’s compensation package for the named executive officers did not include any compensation elements based on targeted performance-based criteria other than as described with respect to the Employee Partnerships under the heading “Profits Interest Awards” in Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.  We believe that minimizing targeted performance-based criteria has the effect of discouraging excessive risk taking by our named executive officers.

Changes in the base salaries of our named executive officers during the three years ended December 31, 2023 were largely budget-driven and made consistent relative to increases in the base salaries of our other executive officers.

The bonus awards are discretionary and, in combination with annual base salaries, are intended to yield competitive total compensation levels for the named executive officers and drive performance in support of our business strategies.  A subjective judgment of each named executive officer’s performance and individual contributions to our business for those periods is taken into account and reflected in the annual bonus amounts.  The bonus amounts are also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers, and subjective judgment with respect to overall performance measures may differ based on the position of each named executive officer.  The annual bonus amount presented for each named executive officer also reflects a general consideration of our overall financial and certain operating results for those periods.  This general consideration takes into account the following specific financial measures: adjusted cash flow from operating activities per unit, distributable cash flow per unit, gross operating margin, return on invested capital, and our related performance trends relative to peers.  The general consideration also takes into account certain of our non-financial, operating performance measures relative to peers (including safety performance).  No specific weight or formula is given to any particular financial or operating performance measure.

Each of our named executive officers has been granted equity-based compensation.  The amount of equity-based compensation granted to our named executive officers reflects a subjective judgment of each named executive officer’s performance and individual contributions to our business.  The values of equity-based awards granted to the named executive officers are also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers.  Such values also reflect a general consideration of our overall financial and certain operating results (as described in the preceding paragraph), without any specific weight or formula given to any particular financial or operating performance measure.  Each of the named executive officers received grants of phantom unit awards for the periods presented in the summary compensation table.  Each phantom unit award vests upon completion of a specified employment period.

Additionally, each of our named executive officers has been granted a “profits interest” award (in the form of Class B limited partner interests) in one or more Employee Partnerships, which function as long-term incentive arrangements for key employees of EPCO.  If certain conditions are met, the employee participants in each Employee Partnership will be entitled to (i) a residual profits interest in the assets of the Employee Partnership at liquidation, along with (ii) quarterly cash distributions.  The residual assets to be distributed, if any, consist of common units of Enterprise Products Partners L.P. owned by the Employee Partnership.

The last remaining Employee Partnership in which one or more of our named executive officers currently participate is EPD 2018 Unit IV L.P. (“EPD IV”).  Messrs. Bacon, Secrest and Boss participate in EPD IV as Class B limited partners therein.  In November 2023, the partners of EPD IV amended their limited partnership agreement to provide for the vesting of their Class B limited partner interests on the earliest of (i) December 3, 2027, (ii) the first date on or after November 6, 2023 for which the closing sale price of the Partnership’s common units on the NYSE is equal to or greater than $29.02 per unit (subject to certain adjustments), (iii) a change of control, or (iv) dissolution of such Employee Partnership.  As a result of these modifications, the compensation for Messrs. Bacon, Secrest and Boss attributable to equity-based awards for 2023 increased.

EPCO expects to continue its policy of paying for limited perquisites attributable to our named executive officers.  EPCO also makes matching contributions under its defined contribution plans for the benefit of our named executive officers in the same manner as it does for other EPCO employees.

EPCO does not offer our named executive officers a defined benefit pension plan.  Also, none of our named executive officers had nonqualified deferred compensation during the three years ended December 31, 2023.

In the second quarter of 2019, each of our named executive officers entered into a separate retention bonus agreement with EPCO.  Pursuant to the retention bonus agreements, each such person was entitled to a cash retention payment of $5 million (in the case of each of Messrs. Teague and Fowler) and $1 million (in the case of each of Messrs. Bacon, Secrest and Boss), less all applicable withholding taxes and other required deductions on such payment (in each case, the applicable “Retention Payment”), in a lump sum within seven business days following his completion of continuous active fulltime employment with EPCO from April 15, 2019 through (i) May 31, 2022 (in the case of Mr. Teague) or (ii) May 31, 2023 (in the case of each of Messrs. Fowler, Bacon, Secrest and Boss) (in each case, the applicable “Retention Period”), and provided that such person continues to perform his duties during the applicable Retention Period in a highly effective manner, as determined in the good faith discretion of EPCO’s key executives (the “Performance Requirement”).  Any Retention Payment is in addition to any discretionary incentive compensation that EPCO or any of its affiliates may grant or have in place from time to time.

The applicable Retention Period and Performance Requirement under Mr. Teague’s retention bonus agreement were satisfied on May 31, 2022, and the full amount of Mr. Teague’s applicable Retention Payment was paid to him in June 2022.  The applicable Retention Period and Performance Requirement under each of Messrs. Fowler’s, Bacon’s, Secrest’s and Boss’s retention bonus agreements were satisfied on May 31, 2023, and the full amount of the applicable Retention Payments were paid in June 2023.

Overview of Decision-Making Process Regarding Compensation of Named Executive Officers
A subcommittee of the Governance Committee of our general partner, the Incentive Plan Administration Subcommittee (the “IPA Subcommittee”), has final and ultimate decision-making authority with respect to all aspects of compensation of our Co-CEOs.  The IPA Subcommittee, at its sole option and in its sole discretion, consider input and recommendations from the EPCO Trustees and EPCO’s Human Resources department in making its compensation decisions for our Co-CEOs.  The current members of the IPA Subcommittee are Ms. Barth, Mr. Hackett and Mr. Rutherford, all of whom are “Non-Employee Directors” (as defined in SEC Rule 16b-3).

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

In making compensation decisions, EPCO considers market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, relevant compensation surveys and reports.  These surveys and reports are conducted and prepared by third party compensation consultants.  In 2023, EPCO engaged Meridian Compensation Partners, LLC (the “Consultant”) to complete a detailed review of executive compensation relative to our industry.  In connection with this review, the Consultant provided comparative market data on compensation practices and programs for executive level positions based on an analysis of industry participants.  The market data for industry participants included information from Dominion Energy, Inc.; Enbridge Inc.; Energy Transfer LP; Kinder Morgan Inc.; Magellan Midstream Partners, L.P.; ONEOK, Inc.; Plains All American Pipeline, L.P.; Targa Resources Corporation; The Williams Companies, Inc.; and TC Energy Corporation.

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

With the exception of Messrs. Fowler and Boss, each of our named executive officers devoted all of their time to our consolidated businesses during the years ended December 31, 2023, 2022 and 2021.  Mr. Fowler devoted approximately 75% of his time to our consolidated businesses during this three year period, with the remainder of his time allocated to EPCO and its privately held affiliates.  On average, Mr. Boss devoted approximately 95% of his time to our consolidated businesses during 2023, with the remainder of his time allocated to EPCO and its privately held affiliates.

Grants of Equity-Based Awards in Fiscal Year 2023

The following table presents information concerning each grant of an equity-based award in 2023 to a named executive officer for which we will be allocated our pro rata share of the related cost under the ASA.

					Grant
					Date Fair
					Value of
		Estimated Future Payouts Under			Equity-
		Equity Incentive Plan Awards			Based
	Grant	Threshold	Target	Maximum	Awards
Award Type/Named Executive Officer	Date	(#)	(#)	(#)	($) (1)
Phantom unit awards: (2)
A. James Teague	2/09/23	–	300,000	–	$ 7,740,000
W. Randall Fowler	2/09/23	–	300,000	–	5,805,000
Graham W. Bacon	2/09/23	–	100,000	–	2,580,000
Brent B. Secrest	2/09/23	–	100,000	–	2,580,000
R. Daniel Boss	2/09/23	–	92,500	–	2,267,175
Profits interest awards: (3)
Graham W. Bacon	11/06/23	–	–	–	$ 756,500
Brent B. Secrest	11/06/23	–	–	–	605,200
R. Daniel Boss	11/06/23	–	–	–	574,940

(1)
Amounts presented reflect that portion of grant date fair value allocable to us based on the estimated percentage of time each named executive officer spent on our consolidated business activities during 2023.  Based on current allocations, we estimate that the compensation expense we record for each named executive officer with respect to these awards will equal these amounts over time.

(2)	The grant date fair value presented for the phantom unit awards is based, in part, on the closing price of our common units on February 9, 2023 of $25.80 per unit.
(3)
Represents the incremental fair value of the modifications of Mr. Bacon’s, Mr. Secrest’s and Mr. Boss’s respective profits interest awards in EPD IV, computed as of the amendment date of November 6, 2023.

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

Vesting of Equity-Based Awards in 2023

The following table presents the vesting of phantom unit awards and profits interest awards to our named executive officers during the year ended December 31, 2023.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
	Number of
	Units	Value
	Acquired on	Realized on
	Vesting	Vesting
Named Executive Officer	(#) (1)	($)
A. James Teague:
Vesting of phantom unit awards (2)	237,500	$ 6,360,250
W. Randall Fowler:
Vesting of phantom unit awards (2)	229,000	$ 6,132,620
Graham W. Bacon:
Vesting of phantom unit awards (2)	91,250	$ 2,443,675
Brent B. Secrest:
Vesting of phantom unit awards (2)	81,250	$ 2,175,875
R. Daniel Boss:
Vesting of phantom unit awards (2)	62,000	$ 1,660,360

(1)	Represents the gross number of Partnership common units acquired upon vesting of phantom unit and profits interest awards, before adjustments for associated tax withholdings.
(2)	Value realized on vesting of the phantom unit awards determined by multiplying the gross number of Partnership common units received by the closing price of our common units on the date of vesting.

Equity-Based Awards Outstanding at December 31, 2023

The following information summarizes each named executive officer’s long-term incentive awards outstanding at December 31, 2023.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
		Market
	Number	Value
	of Units	of Units
	That Have	That Have
	Not Vested	Not Vested
Award Type/Named Executive Officer	(#) (1)	($) (2,3)
Phantom unit awards: (4)
A. James Teague	680,000	$ 17,918,000
W. Randall Fowler	680,000	17,918,000
Graham W. Bacon	241,250	6,356,938
Brent B. Secrest	241,250	6,356,938
R. Daniel Boss	208,000	5,480,800

Profits interest awards:
Graham W. Bacon:
EPD IV (5)	–	$ –
Brent B. Secrest:
EPD IV (5)	–	–
R. Daniel Boss:
EPD IV (5)	–	–

(1)	Represents the total number of phantom unit awards outstanding for each named executive officer.
(2)
With respect to amounts presented for phantom unit awards, the market values were derived by multiplying the total number of awards outstanding for the named executive officer by the closing price of Partnership common units on December 29, 2023 (the last trading day of 2023) of $26.35 per unit.

(3)
With respect to amounts presented for the profits interest awards, amount represents the estimated liquidation value to be received by the named executive officer based on the closing price of Partnership common units on December 29, 2023 and the terms of liquidation outlined in the applicable Employee Partnership agreement.  There was no residual profits interest in any of the Employee Partnerships due to a decrease in the market value of the Partnership common units they own since the formation date of each respective Employee Partnership.

(4)	Of the 2,050,500 phantom unit awards presented in the table, the vesting schedule is as follows: 785,625 in 2024; 617,375 in 2025; 424,375 in 2026 and 223,125 in 2027.
(5)
With respect to EPD IV, the profits interest share held by Messrs. Bacon, Secrest and Boss at December 31, 2023 was approximately 5.78%, 4.62% and 4.62%, respectively.  The vesting date of the profits interests awards for EPD IV is the earliest of (i) December 3, 2027, (ii) the first date on or after November 6, 2023 for which the closing sale price of the Partnership’s common units on the NYSE is equal to or greater than $29.02 per unit (subject to certain adjustments), (iii) a change of control, or (iv) dissolution of such Employee Partnership.

Phantom unit awards
For a description of phantom unit awards, see “Grants of Equity-Based Awards in Fiscal Year 2023” within this Item 11.

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

Compensation Committee Report

We do not have a separate compensation committee.  In addition, we do not directly employ or compensate our named executive officers.  Rather, under the ASA, we reimburse EPCO for the compensation of our executive officers.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2023 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs and the IPA Subcommittee.

In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2023.

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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of Enterprise GP served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2023.  As previously noted, we do not have a separate compensation committee.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2023 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs and the IPA Subcommittee.

Clawback Policy

During fiscal year 2023, the Board adopted a Policy on Recoupment of Incentive Compensation (the “Clawback Policy”) in compliance with SEC rules and NYSE listing standards.  Under the Clawback Policy, we are required in certain situations to recoup incentive compensation paid or payable to certain current or former executive officers, including the named executive officers, in the event of an accounting restatement.

Pay Ratio Disclosure

The median of the total annual compensation of all employees of EPCO, other than our Co-CEOs, was $131,668 for the year ended December 31, 2023 (the “fiscal 2023 median total annual compensation”). Mr. Teague and Mr. Fowler served as Co-CEOs of Enterprise GP during the year ended December 31, 2023.  Mr. Teague’s fiscal 2023 annual total compensation was $13,966,539 and Mr. Fowler’s fiscal 2023 annual total compensation allocated to us was $14,215,988.  The ratio of the fiscal 2023 median total annual compensation to Mr. Teague’s fiscal 2023 annual total compensation was 106:1.  The ratio of the fiscal 2023 median total annual compensation to Mr. Fowler’s fiscal 2023 annual total compensation was 108:1.

The fiscal 2023 median total annual compensation was determined as follows:

•
 First, a list was prepared of all active EPCO employees, excluding Mr. Teague, Mr. Fowler and those on long-term disability, that devote all or a substantial portion of their time to our consolidated businesses and affairs.   This list was based on employee information as of December 31, 2023. There are approximately 7,447 EPCO personnel who spend all or a substantial portion of their time engaged in our business.

•
Second, basic wage data for each active EPCO employee, excluding Mr. Teague, Mr. Fowler and those on long-term disability, was extracted from Form W-2 information provided to the Internal Revenue Service for fiscal 2023. This information was then sorted and the employee who earned the median compensation (the “median employee”) was selected from the list.

•
Third, once the median employee was selected, his or her respective total annual compensation for 2023 was determined using the same method used to determine Mr. Teague’s and Mr. Fowler’s total annual compensation for 2023 as presented in the Summary Compensation Table within this Part III, Item 11.

Director Compensation

For the year ended December 31, 2023, each of the independent voting directors of Enterprise GP received the following compensation:

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

The compensation program for independent voting directors for 2024 is expected to be the same as 2023.

We bear all costs attributable to the compensation of independent voting directors of Enterprise GP. The following table summarizes compensation paid to these directors in 2023:

	Fees Earned	Value of
	or Paid	Equity-Based
	in Cash	Awards	Total
Independent Voting Director	($)	($)	($)
Carin M. Barth	$95,000	$90,000	$185,000
Murray E. Brasseux	110,000	90,000	200,000
Rebecca G. Followill	110,000	90,000	200,000
James T. Hackett (1)	115,000	90,000	205,000
William C. Montgomery (2)	135,000	90,000	225,000
John R. Rutherford	92,500	90,000	182,500

(1)	Mr. Hackett serves as chairman of the Governance Committee.
(2)	Mr. Montgomery serves as chairman of the Audit and Conflicts Committee.

Each of Mr. Smith and Mr. Snell received $150,000 in cash for his services as an advisory director in 2023.  Mr. Smith passed away during the fourth quarter of 2023.  Mr. Andras received $20,000 in cash for his services as an honorary director in 2023.  Neither we nor Enterprise GP provide additional compensation to employees of EPCO for their services as voting directors of Enterprise GP.  The employees of EPCO who served as voting directors of Enterprise GP in 2023 were Ms. Duncan Williams and Messrs. Bachmann, Teague, Fowler and Weitzel.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED UNITHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 16, 2024, regarding each person known by Enterprise GP to beneficially own more than 5% of our limited partner units:

		Amount and
		Nature of
Name and Address		Beneficial	Percent
of Beneficial Owner	Title of Class	Ownership	of Class
Randa Duncan Williams (1)	Common Units	702,452,294	32.4%
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

Security Ownership of Management

The following tables set forth certain information regarding the beneficial ownership of the Partnership’s common units, as of February 16, 2024 by (i) the current directors of Enterprise GP; (ii) our named executive officers for 2023; and (iii) the current directors and executive officers (including named executive officers) of Enterprise GP as a group.  All beneficial ownership information has been furnished by the respective directors and executive officers.  Each person has sole voting and dispositive power over the securities shown unless indicated otherwise.

		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 16, 2024	Ownership	Class
Randa Duncan Williams:	Director and Chairman of the Board
Units controlled by EPCO Voting Trust:
Through EPCO		74,754,703	3.4%
Through EPCO Holdings, Inc.		597,110,600	27.5%
Through Employee Partnerships		8,000,000	*
Units controlled by Alkek and Williams, Ltd.		558,315	*
Units controlled by Chaswil, Ltd.		92,913	*
Units controlled by family trusts (1)		21,070,501	*
Units owned personally (2)		865,262	*
Total for Randa Duncan Williams		702,452,294	32.4%

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

EPCO and its privately held affiliates have pledged 62,976,464 of our common units that they own as security under their credit facilities.  These credit facilities include customary provisions regarding potential events of default.  As a result, a change in ownership of these units could result if an event of default ultimately occurred.

		Common Units
		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 16, 2024	Ownership	Class
Richard H. Bachmann	Director and Vice Chairman of the Board	2,013,767	*
A. James Teague (1,2)	Director and Co-CEO	2,798,764	*
W. Randall Fowler (1,3)	Director, Co-CEO and CFO	2,147,320	*
Carin M. Barth (4)	Director	101,737	*
Murray E. Brasseux (5)	Director	39,034	*
Rebecca G. Followill (6)	Director	8,244	*
James T. Hackett (7)	Director	305,974	*
William C. Montgomery	Director	118,187	*
John R. Rutherford	Director	150,853	*
Harry P. Weitzel	Director and Executive Vice President, General Counsel and Secretary	239,761	*
Graham W. Bacon (1)	Executive Vice President and Chief Operating Officer	538,307	*
Brent B. Secrest (1)	Executive Vice President and Chief Commercial Officer	304,882	*
R. Daniel Boss (1)	Executive Vice President – Accounting, Risk Control and Information Technology	217,956	*
All directors and executive officers (including all named executive officers) of Enterprise GP, as a group (15 individuals in total)		711,638,754	32.8%

* Represents a beneficial ownership of less than 1% of class
(1)	These individuals are named executive officers for the year ended December 31, 2023.
(2)	The number of common units presented for Mr. Teague includes (i) 70,731 common units held by a trust, (ii) 41,155 common units held by his spouse and (iii) 6,060 common units held by minor children.
(3)
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

(7)	The number of common units presented for Mr. Hackett includes (i) 10,215 common units held by family trusts and (ii) 34,897 common units held by a family limited partnership.

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

The following table sets forth certain information regarding the 2008 Plan as of January 1, 2024.

Number of
Units
Remaining
Available For
	Number of		Future Issuance
	Units to	Weighted-	Under Equity
	Be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans (excluding
	of Outstanding	of Outstanding	securities
	Common Unit	Common Unit	reflected in
Plan Category	Options	Options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
2008 Plan (1)	–	–	109,102,487
Equity compensation plans not approved by unitholders:
None	–	–	–
Total for equity compensation plans	–	–	109,102,487

(1)	At December 31, 2023, the total number of common units authorized for issuance under the 2008 Plan was 165,000,000 common units.

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

Other Matters

An immediate family member of Mr. Teague is an employee of EPCO that performs services on our behalf.  This individual does not serve as an executive officer of Enterprise GP, EPCO or any of their respective affiliates, and such individual’s compensation and other terms of employment are determined on a basis consistent with EPCO’s human resources policies.  For 2023, this individual earned total compensation from EPCO of $965 thousand.

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

	For the Year Ended December 31,
	2023	2022
Audit fees (1)	$5,386,633	$5,398,000

(1)	Audit fees for 2023 and 2022 include $67,500 and $40,000, respectively, of charges for audit-related projects that were reimbursed by business partners.

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

3.7	Company Agreement of Enterprise Products Operating LLC dated June 30, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 8, 2007).
3.8
Certificate of Incorporation of Enterprise Products OLPGP, Inc., dated December 3, 2003 (incorporated by reference to Exhibit 3.5 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).

3.9	Bylaws of Enterprise Products OLPGP, Inc., dated December 8, 2003 (incorporated by reference to Exhibit 3.6 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).
4.1	Form of Common Unit certificate (incorporated by reference to Exhibit A to Exhibit 3.1 to Form 8-K filed October 1, 2020).
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed February 28, 2020).
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

4.32
Thirty-Eighth Supplemental Indenture, dated as of January 11, 2024, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and U.S. Bank Trust Company, National Association, as Series Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed January 11, 2024).

4.33
Form of Global Note representing $500 million principal amount of 6.875% Series B Senior Notes due 2033 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 10-K filed March 31, 2003).

4.34
Form of Global Note representing $350 million principal amount of 6.65% Series B Senior Notes due 2034 with attached Guarantee (incorporated by reference to Exhibit 4.19 to Form S-3 Registration Statement, Reg. No. 333-123150, filed March 4, 2005).

4.35
Form of Global Note representing $250 million principal amount of 5.75% Series B Senior Notes due 2035 with attached Guarantee (incorporated by reference to Exhibit 4.32 to Form 10-Q filed November 4, 2005).

4.36
Form of Global Note representing $600 million principal amount of 6.125% Senior Notes due 2039 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed October 5, 2009).

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

4.39
Form of Global Note representing $600 million principal amount of 6.45% Senior Notes due 2040 with attached Guarantee (incorporated by reference to Exhibit C to Exhibit 4.3 to Form 8-K filed May 20, 2010).

4.40
Form of Global Note representing $750 million principal amount of 5.95% Senior Notes due 2041 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed January 13, 2011).

4.41
Form of Global Note representing $600 million principal amount of 5.70% Senior Notes due 2042 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed August 24, 2011).

4.42
Form of Global Note representing $750 million principal amount of 4.85% Senior Notes due 2042 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.25 to Form 10-Q filed May 10, 2012).

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

4.46
Form of Global Note representing $850 million principal amount of 3.90% Senior Notes due 2024 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed February 12, 2014).

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

4.49
Form of Global Note representing $400 million principal amount of 4.95% Senior Notes due 2054 with attached Guarantee (incorporated by reference to Exhibit C to Exhibit 4.4 to Form 8-K filed October 14, 2014).

4.50
Form of Global Note representing $400 million principal amount of 4.85% Senior Notes due 2044 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed March 18, 2013).

4.51
Form of Global Note representing $875 million principal amount of 3.70% Senior Notes due 2026 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed May 7, 2015).

4.52
Form of Global Note representing $875 million principal amount of 4.90% Senior Notes due 2046 with attached Guarantee (incorporated by reference to Exhibit C to Exhibit 4.3 to Form 8-K filed May 7, 2015).

4.53
Form of Global Note representing $575 million principal amount of 3.95% Senior Notes due 2027 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed April 13, 2016).

4.54
Form of Global Note representing $100 million principal amount of 4.90% Senior Notes due 2046 with attached Guarantee (incorporated by reference to Exhibit C to Exhibit 4.3 to Form 8-K filed May 7, 2015).

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

4.62
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

4.64
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

4.66
Form of Global Note representing $250 million principal amount of 2.800% Senior Notes due 2030 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed January 15, 2020).

4.67
Form of Global Note representing $1.0 billion principal amount of 3.200% Senior Notes due 2052 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed August 7, 2020).

4.68
Form of Global Note representing $1.0 billion principal amount of 3.300% Senior Notes due 2053 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed September 15, 2021).

4.69
Form of Global Note representing $750 million principal amount of 5.050% Senior Notes due 2026 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed January 10, 2023).

4.70
Form of Global Note representing $1.0 billion principal amount of 5.350% Senior Notes due 2033 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed January 10, 2023).

4.71
Form of Global Note representing $1.0 billion principal amount of 4.600% Senior Notes due 2027 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed January 11, 2024).

4.72
Form of Global Note representing $1.0 billion principal amount of 4.850% Senior Notes due 2034 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed January 11, 2024).

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

10.4***
Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued on or after November 22, 2022 (incorporated by reference to Exhibit 10.4 to Form 10-K filed February 28, 2023).

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

10.7
Guaranty Agreement, dated as of March 31, 2023, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 31, 2023).

10.8
Revolving Credit Agreement, dated as of March 31, 2023, by and among Enterprise Products Operating LLC, as Borrower, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and certain financial institutions named therein, as Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 31, 2023).

10.9
Guaranty Agreement, dated as of March 31, 2023, by Enterprise Products Partners L.P. in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed March 31, 2023).

10.10***	EPD 2018 Unit IV L.P. Agreement of Limited Partnership dated December 3, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2018).
10.11***	EPCO Unit II L.P. Agreement of Limited Partnership dated December 3, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 6, 2018).
10.12***	Amendment No. 1 to Agreement of Limited Partnership of EPD 2018 Unit IV L.P., dated as of November 6, 2023 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2023).
10.13***	Amendment No. 1 to Agreement of Limited Partnership of EPCO Unit II L.P., dated as of November 6, 2023 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 9, 2023).
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

10.16
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

10.17***	Retention Bonus Agreement between A. James Teague and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 18, 2019).
10.18***	Retention Bonus Agreement between W. Randall Fowler and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 18, 2019).
10.19***	Retention Bonus Agreement between Graham W. Bacon and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K filed April 18, 2019).
10.20***	Retention Bonus Agreement between Brent B. Secrest and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K filed April 18, 2019).
10.21***#	Retention Bonus Agreement between R. Daniel Boss and Enterprise Products Company dated effective April 15, 2019.

21.1#	List of Consolidated Subsidiaries as of February 1, 2024.
22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at December 31, 2023.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2023.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2023.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2023.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2023.
97.1#	Enterprise Products Partners L.P. Policy on Recoupment of Incentive Compensation.
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

ITEM 16.  FORM 10-K SUMMARY.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2024.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President – Accounting, Risk Control and Information Technology of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 28, 2024.

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
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related statements of consolidated operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Property, Plant and Equipment, Net and Intangible Assets, Net—Determination of Impairment Indicators—Refer to Notes 2, 4, and 6 to the consolidated financial statements

Critical Audit Matter Description

Long-lived assets, which consists of intangible assets with finite useful lives (“intangible assets”) and property, plant and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of December 31, 2023, the carrying value of the Company’s property, plant and equipment, net was $45,804 million and intangible assets, net was $3,770 million.

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
February 28, 2024
We have served as the Company’s auditor since 1997.

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$180	$76
Restricted cash	140	130
Accounts receivable – trade, net of allowance for credit losses of $35 at December 31, 2023 and $54 at December 31, 2022	7,765	6,964
Accounts receivable – related parties	7	11
Inventories (see Note 3)	3,352	2,554
Derivative assets (see Note 14)	347	469
Prepaid and other current assets	457	394
Total current assets	12,248	10,598
Property, plant and equipment, net (see Note 4)	45,804	44,401
Investments in unconsolidated affiliates (see Note 5)	2,330	2,352
Intangible assets, net (see Note 6)	3,770	3,965
Goodwill (see Note 6)	5,608	5,608
Other assets	1,222	1,184
Total assets	$70,982	$68,108

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,300	$1,744
Accounts payable – trade	1,195	743
Accounts payable – related parties	199	232
Accrued product payables	8,911	7,988
Accrued interest	455	426
Derivative liabilities (see Note 14)	396	354
Other current liabilities	675	778
Total current liabilities	13,131	12,265
Long-term debt (see Note 7)	27,448	26,551
Deferred tax liabilities (see Note 16)	611	600
Other long-term liabilities	984	941
Commitments and contingent liabilities (see Note 17)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,412 units outstanding at December 31, 2023 and December 31, 2022)	49	49
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,168,245,238 units issued and outstanding at December 31, 2023 and 2,170,806,347 units issued and outstanding at December 31, 2022)	28,663	27,555
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	307	365
Total partners’ equity	27,673	26,623
Noncontrolling interests in consolidated subsidiaries	1,086	1,079
Total equity	28,759	27,702
Total liabilities, preferred units, and equity	$70,982	$68,108

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Year Ended December 31,
	2023	2022	2021
Revenues:
Third parties	$49,654	$58,127	$40,727
Related parties	61	59	80
Total revenues (see Note 9)	49,715	58,186	40,807
Costs and expenses:
Operating costs and expenses:
Third party and other costs	41,632	50,160	33,791
Related parties	1,385	1,342	1,287
Total operating costs and expenses	43,017	51,502	35,078
General and administrative costs:
Third party and other costs	75	85	75
Related parties	156	156	134
Total general and administrative costs	231	241	209
Total costs and expenses (see Note 10)	43,248	51,743	35,287
Equity in income of unconsolidated affiliates	462	464	583
Operating income	6,929	6,907	6,103
Other income (expense):
Interest expense	(1,269)	(1,244)	(1,283)
Interest income	27	11	5
Other, net	14	23	–
Total other expense, net	(1,228)	(1,210)	(1,278)
Income before income taxes	5,701	5,697	4,825
Provision for income taxes (see Note 16)	(44)	(82)	(70)
Net income	5,657	5,615	4,755
Net income attributable to noncontrolling interests (see Note 8)	(125)	(125)	(117)
Net income attributable to preferred units (see Note 8)	(3)	(3)	(4)
Net income attributable to common unitholders	$5,529	$5,487	$4,634

Earnings per unit: (see Note 11)
Basic earnings per common unit	$2.52	$2.50	$2.11
Diluted earnings per common unit	$2.52	$2.50	$2.10

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in millions)

	For the Year Ended December 31,
	2023	2022	2021
Net income	$5,657	$5,615	$4,755
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	93	254	(678)
Reclassification of losses (gains) to net income	(110)	(220)	908
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	(36)	26	183
Reclassification of losses (gains) to net income	(5)	19	38
Total cash flow hedges	(58)	79	451
Total other comprehensive income (loss)	(58)	79	451
Comprehensive income	5,599	5,694	5,206
Comprehensive income attributable to noncontrolling interests	(125)	(125)	(117)
Comprehensive income attributable to preferred units (see Note 8)	(3)	(3)	(4)
Comprehensive income attributable to common unitholders	$5,471	$5,566	$5,085

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$5,657	$5,615	$4,755
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion	1,871	1,797	1,723
Amortization of intangible assets	201	177	151
Amortization of major maintenance costs for reaction-based plants	64	51	27
Other amortization expense	207	220	239
Impairment of assets other than goodwill (see Notes 2 and 4)	32	53	233
Equity in income of unconsolidated affiliates	(462)	(464)	(583)
Distributions received from unconsolidated affiliates attributable to earnings	446	446	544
Net losses (gains) attributable to asset sales and related matters (see Note 19)	(10)	1	5
Deferred income tax expense	12	60	40
Change in fair market value of derivative instruments	33	78	(27)
Non-cash expense related to long-term operating leases (see Note 17)	72	59	41
Net effect of changes in operating accounts (see Note 19)	(555)	(54)	1,366
Other operating activities	1	–	(1)
Net cash flows provided by operating activities	7,569	8,039	8,513
Investing activities:
Capital expenditures	(3,266)	(1,964)	(2,223)
Cash used for business combinations, net of cash received (see Note 12)	–	(3,204)	–
Investments in unconsolidated affiliates	(2)	(1)	(2)
Distributions received from unconsolidated affiliates attributable to the return of capital	42	98	46
Proceeds from asset sales and other matters (see Note 19)	42	122	64
Other investing activities	(13)	(5)	(20)
Cash used in investing activities	(3,197)	(4,954)	(2,135)
Financing activities:
Borrowings under debt agreements	89,899	96,140	11,159
Repayments of debt	(89,447)	(97,395)	(11,492)
Debt issuance costs	(17)	(1)	(15)
Monetization of interest rate derivative instruments (see Note 14)	21	–	75
Cash distributions paid to common unitholders (see Note 8)	(4,301)	(4,095)	(3,930)
Cash payments made in connection with distribution equivalent rights	(38)	(34)	(31)
Cash distributions paid to noncontrolling interests (see Note 8)	(160)	(163)	(154)
Cash contributions from noncontrolling interests (see Note 8)	44	7	72
Repurchase of common units under 2019 Buyback Program (see Note 8)	(188)	(250)	(214)
Other financing activities	(71)	(53)	(41)
Cash used in financing activities	(4,258)	(5,844)	(4,571)
Net change in cash and cash equivalents, including restricted cash	114	(2,759)	1,807
Cash and cash equivalents, including restricted cash, January 1	206	2,965	1,158
Cash and cash equivalents, including restricted cash, December 31	$320	$206	$2,965

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED EQUITY
(See Note 8 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2020	$25,767	$(1,297)	$(165)	$1,073	$25,378
Net income	4,634	–	–	117	4,751
Cash distributions paid to common unitholders	(3,930)	–	–	–	(3,930)
Cash payments made in connection with distribution equivalent rights	(31)	–	–	–	(31)
Cash distributions paid to noncontrolling interests	–	–	–	(154)	(154)
Cash contributions from noncontrolling interests	–	–	–	72	72
Repurchase and cancellation of common units under 2019 Buyback Program	(214)	–	–	–	(214)
Amortization of fair value of equity-based awards	151	–	–	–	151
Cash flow hedges	–	–	451	–	451
Other, net	(37)	–	–	2	(35)
Balance, December 31, 2021	26,340	(1,297)	286	1,110	26,439
Net income	5,487	–	–	125	5,612
Cash distributions paid to common unitholders	(4,095)	–	–	–	(4,095)
Cash payments made in connection with distribution equivalent rights	(34)	–	–	–	(34)
Cash distributions paid to noncontrolling interests	–	–	–	(163)	(163)
Cash contributions from noncontrolling interests	–	–	–	7	7
Repurchase and cancellation of common units under 2019 Buyback Program	(250)	–	–	–	(250)
Amortization of fair value of equity-based awards	156	–	–	–	156
Cash flow hedges	–	–	79	–	79
Other, net	(49)	–	–	–	(49)
Balance, December 31, 2022	27,555	(1,297)	365	1,079	27,702
Net income	5,529	–	–	125	5,654
Cash distributions paid to common unitholders	(4,301)	–	–	–	(4,301)
Cash payments made in connection with distribution equivalent rights	(38)	–	–	–	(38)
Cash distributions paid to noncontrolling interests	–	–	–	(160)	(160)
Cash contributions from noncontrolling interests	–	–	–	44	44
Repurchase and cancellation of common units under 2019 Buyback Program	(188)	–	–	–	(188)
Amortization of fair value of equity-based awards	170	–	–	–	170
Cash flow hedges	–	–	(58)	–	(58)
Other, net	(64)	–	–	(2)	(66)
Balance, December 31, 2023	$28,663	$(1,297)	$307	$1,086	$28,759
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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at December 31, 2023.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our allowance for credit losses activity for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$54	$53	$47
Charged to costs and expenses	1	6	7
Charged to other accounts	–	1	4
Deductions	(20)	(6)	(5)
Balance at end of period	$35	$54	$53

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

	December 31,
	2023	2022
Cash and cash equivalents	$180	$76
Restricted cash	140	130
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$320	$206

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

For substantially all of our physical forward commodity derivative contracts, we apply the normal purchase/normal sale exception, whereby changes in the mark-to-market values of such contracts are not recognized in income.  As a result, the revenues and expenses associated with such physical transactions are recognized during the period when volumes are physically delivered or received.  Physical forward commodity contracts subject to this exception are evaluated for the probability of future delivery and certain of these physical forward commodity contracts are periodically back-tested once the forecasted period has passed to determine whether similar forward contracts are probable of physical delivery in the future.  See Note 14 for additional information regarding our derivative instruments.

Environmental Costs

Environmental costs for remediation are accrued based on estimates of known remediation requirements.  Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.  Expenditures to mitigate or prevent future environmental contamination are capitalized.  Ongoing environmental compliance costs are charged to expense as incurred.  In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  At December 31, 2023, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.  Our environmental reserves totaled $4 million and $3 million at December 31, 2023 and 2022, respectively.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A three-tier hierarchy has been established that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2 fair value measures) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3 fair value measures).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:

•
Level 1 fair value measures.  Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur with sufficient frequency so as to provide pricing information on an ongoing basis (e.g., transactions on the New York Mercantile Exchange (“NYMEX”) and Intercontinental Exchange (“ICE”)).  Our Level 1 fair values consist of financial assets and liabilities such as exchange-traded commodity derivative instruments.

•
Level 2 fair value measures.  Level 2 fair values are based on pricing inputs other than quoted prices in active markets (a Level 1 fair value measure) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, the time value of money, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures.  Substantially all of these assumptions (i) are observable in the marketplace throughout the full term of the instrument; (ii) can be derived from observable data; or (iii) are validated by inputs other than quoted prices (e.g., interest rate and yield curves at commonly quoted intervals).  Our Level 2 fair values primarily consist of commodity derivative instruments such as forwards, swaps and other instruments transacted on an exchange or over-the-counter and interest rate derivative instruments.  The fair values of these derivative instruments are based on observable price quotes for similar products and locations.  The fair value of our interest rate derivatives are determined using financial models that incorporate third-party yield curves for the same period as the future interest rate derivative settlements.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment Testing

The following table summarizes our asset impairment charges by type as presented on our Statements of Consolidated Cash Flows for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Impairment charges reflected in operating costs and expenses:
Property, plant and equipment	$18	$41	$218
Other (1)	12	12	15
Total asset impairment charges in operating costs and expenses (2)	30	53	233
Other property, plant and equipment impairment charges (3)	2	–	–
Total asset impairment charges	$32	$53	$233

(1)	Primarily represents the write-down of surplus materials classified as current assets and intangible assets other than goodwill.
(2)	Amounts presented are a component of “Third party and other costs” within the “Operating costs and expenses” section of our Statements of Consolidated Operations.
(3)	Amounts presented are a component of “Third party and other costs” within the “General and administrative costs” section of our Statements of Consolidated Operations.

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

•
Impairment Testing for Investments in Unconsolidated Affiliates. We evaluate our equity method investments for impairment when there are events or changes in circumstances that indicate there is a potential loss in value of the investment attributable to an other-than-temporary decline.  Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity’s industry.  In the event we determine that the value of an investment is not recoverable due to an other-than-temporary decline, we record a non-cash impairment charge to adjust the carrying value of the investment to its estimated fair value.  We did not record any non-cash impairment charges related to our equity method investments during the years ended December 31, 2023, 2022 or 2021.  See Note 5 for information regarding our equity method investments.

•
Impairment Testing for Goodwill.  Goodwill, which represents the cost of an acquired business in excess of the fair value of its net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable.  We test goodwill for impairment at the reporting unit (or operating segment) level following guidance in ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  Goodwill impairment charges represent the amount by which a reporting unit’s carrying value (including its respective goodwill) exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We determine the fair value of each reporting unit using accepted valuation techniques, primarily through the use of discounted cash flows (i.e., an income approach to fair value) supplemented by market-based assessments, if available.  The estimated fair values of our reporting units incorporate assumptions regarding the future economic prospects of the assets and operations that comprise each reporting unit including: (i) discrete financial forecasts for the assets comprising the reporting unit, which, in turn, rely on management’s estimates of long-term operating margins, throughput volumes, capital investments and similar factors; (ii) long-term growth rates for the reporting unit’s cash flows beyond the discrete forecast period; and (iii) appropriate discount rates.  The fair value estimates are based on Level 3 inputs of the fair value hierarchy.  We believe that the assumptions we use in estimating reporting unit fair values are consistent with those that market participants would use in their fair value estimation process.  However, due to uncertainties in the estimation process and volatility in the supply and demand for hydrocarbons and similar risk factors, actual results could differ significantly from our estimates.  Based on our most recent goodwill impairment test at December 31, 2023, the estimated fair value of each of our reporting units was substantially in excess of its carrying value (i.e., by at least 10%).

We did not record any non-cash goodwill impairment charges during the years ended December 31, 2023, 2022 or 2021.  See Note 6 for additional information regarding our goodwill.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	December 31,
	2023	2022
NGLs	$2,392	$1,689
Petrochemicals and refined products	536	430
Crude oil	419	411
Natural gas	5	24
Total	$3,352	$2,554

In those instances where we take ownership of inventory volumes through percent-of-liquids contracts and similar arrangements (as opposed to outright purchases from third parties for cash), these volumes are valued at market-based prices during the month in which they are acquired.

The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Cost of sales (1)	$37,023	$45,836	$29,887
Lower of cost or net realizable value adjustments recognized in cost of sales	31	19	20

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life	December 31,
	in Years	2023	2022
Plants, pipelines and facilities (1)(5)	3-45	$57,983	$54,396
Underground and other storage facilities (2)(6)	5-40	4,401	4,329
Transportation equipment (3)	3-10	242	222
Marine vessels (4)	15-30	935	921
Land		411	387
Construction in progress		2,245	2,867
Subtotal		66,217	63,122
Less accumulated depreciation		20,462	18,800
Subtotal property, plant and equipment, net		45,755	44,322
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)		49	79
Property, plant and equipment, net		$45,804	$44,401

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  On a weighted-average basis, the expected remaining amortization period for these costs is 0.8 years.

The following table summarizes our depreciation expense and capitalized interest amounts for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Depreciation expense (1)	$1,860	$1,779	$1,705
Capitalized interest (2)	106	90	80

(1)	Depreciation expense is a component of “Third party and other costs” within “Costs and expenses” as presented on our Statements of Consolidated Operations.
(2)	Capitalized interest is a component of “Interest expense” as presented on our Statements of Consolidated Operations.

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

Property, plant and equipment at December 31, 2023 and 2022 includes $109 million and $117 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding our AROs for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
ARO liability beginning balance	$234	$176	$150
Liabilities incurred (1)	5	20	6
Revisions in estimated cash flows (2)	(12)	30	6
Liabilities settled (3)	(13)	(10)	(4)
Accretion expense (4)	11	18	18
ARO liability ending balance	$225	$234	$176

(1)	Represents the initial recognition of estimated ARO liabilities during period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during period.
(3)	Represents cash payments to settle ARO liabilities during period.
(4)	Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $225 million total ARO liability recorded at December 31, 2023, $4 million was reflected as a current liability and $221 million as a long-term liability.

The following table presents our forecast of ARO-related accretion expense for the years indicated:

2024	2025	2026	2027	2028
$13	$14	$15	$16	$16

Impairments of Property, Plant and Equipment

The following table presents our non-cash asset impairment charges involving property, plant and equipment by business segment for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
NGL Pipelines & Services	$12	$23	$20
Crude Oil Pipelines & Services	1	3	15
Natural Gas Pipelines & Services (1)	5	6	56
Petrochemical & Refined Products Services (2)	2	9	127
Total impairment charges for property, plant and equipment	$20	$41	$218

(1)	2021 amount includes a $37 million non-cash impairment charge associated with the sale of components of our San Juan Gathering System.
(2)	2021 amount includes a non-cash impairment charge of $113 million associated with our marine transportation business.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The remainder of our impairment charges for the years ended December 31, 2023, 2022 and 2021 are attributable to the complete write-off of assets that are no longer expected to be used or constructed.

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated. We account for these investments using the equity method.

	Ownership Interest at December 31,	December 31,
	2023	2023	2022
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$24	$25
K/D/S Promix, L.L.C. (“Promix”)	50%	25	25
Baton Rouge Fractionators LLC (“BRF”)	32.2%	13	13
Skelly-Belvieu Pipeline Company, L.L.C. (“Skelly-Belvieu”)	50%	26	25
Texas Express Pipeline LLC (“Texas Express”)	35%	303	324
Texas Express Gathering LLC (“TEG”)	45%	35	36
Front Range Pipeline LLC (“Front Range”)	33.3%	186	192
Crude Oil Pipelines & Services:
Seaway Crude Holdings LLC (“Seaway”)	50%	1,192	1,183
Eagle Ford Pipeline LLC (“Eagle Ford Crude Oil Pipeline”)	50%	373	375
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Corpus Christi”)	50%	116	119
Natural Gas Pipelines & Services:
White River Hub, LLC (“White River Hub”)	50%	17	17
Old Ocean Pipeline, LLC (“Old Ocean”)	50%	16	15
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator LLC (“BRPC”)	30%	2	2
Transport 4, LLC (“Transport 4”)	25%	2	1
Total		$2,330	$2,352

NGL Pipelines & Services

The principal business activity of each investee included in our NGL Pipelines & Services segment is described as follows:

•	VESCO owns the Venice natural gas processing facility and a related gathering system located in south Louisiana.

•	Promix owns an NGL fractionation facility and a related gathering system located in south Louisiana.

•	BRF owns an NGL fractionation facility located in south Louisiana.

•	Skelly-Belvieu owns a pipeline that transports mixed NGLs from Skellytown, Texas to Chambers County, Texas.

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

•	Eagle Ford Corpus Christi owns a marine crude oil terminal located in Corpus Christi, Texas that can load ocean-going vessels with either crude oil or condensate.

Natural Gas Pipelines & Services

The principal business activity of each investee included in our Natural Gas Pipelines & Services segment is described as follows:

•	White River Hub owns a natural gas hub facility serving producers in the Piceance Basin of northwest Colorado.

•	Old Ocean owns a natural gas pipeline that extends from near Maypearl, Texas to Sweeny, Texas.

Petrochemical & Refined Products Services

The principal business activity of each investee included in our Petrochemical & Refined Products Services segment is described as follows:

•	BRPC owns a propylene fractionation facility located in south Louisiana.

•	Transport 4 provides pipeline and terminal logistics services used by our refined products pipelines.

Equity Earnings

The following table presents our equity in income of unconsolidated affiliates by business segment for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
NGL Pipelines & Services	$133	$149	$120
Crude Oil Pipelines & Services	320	308	456
Natural Gas Pipelines & Services	6	5	6
Petrochemical & Refined Products Services	3	2	1
Total	$462	$464	$583

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	December 31, 2023			December 31, 2022
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(263)	$186	$449	$(249)	$200
Contract-based intangibles	752	(110)	642	749	(84)	665
Segment total	1,201	(373)	828	1,198	(333)	865
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(530)	1,665	2,195	(431)	1,764
Contract-based intangibles	283	(275)	8	283	(271)	12
Segment total	2,478	(805)	1,673	2,478	(702)	1,776
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,351	(625)	726	1,350	(588)	762
Contract-based intangibles	641	(209)	432	639	(195)	444
Segment total	1,992	(834)	1,158	1,989	(783)	1,206
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(86)	95	181	(80)	101
Contract-based intangibles	45	(29)	16	45	(28)	17
Segment total	226	(115)	111	226	(108)	118
Total intangible assets	$5,897	$(2,127)	$3,770	$5,891	$(1,926)	$3,965

The following table presents the amortization expense of our intangible assets by business segment for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
NGL Pipelines & Services	$40	$36	$24
Crude Oil Pipelines & Services	103	84	77
Natural Gas Pipelines & Services	51	50	42
Petrochemical & Refined Products Services	7	7	8
Total	$201	$177	$151

The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated:

2024	2025	2026	2027	2028
$210	$208	$203	$185	$180

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

At December 31, 2023, the carrying value of our portfolio of customer relationship intangible assets was $2.7 billion, the principal components of which were as follows:

a	Weighted Average Remaining Amortization Period	December 31, 2023
		Gross Value	Accumulated Amortization	Carrying Value
Basin-specific customer relationships:
EFS Midstream (acquired 2015)	18.4 years	$1,410	$(339)	$1,071
State Line and Fairplay (acquired 2010)	23.2 years	895	(302)	593
San Juan Gathering (acquired 2004)	15.8 years	331	(266)	65
General customer relationships:
Oiltanking (acquired 2014)	20.0 years	1,193	(294)	899

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract-based intangible assets
Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations. These intangible assets are typically valued using an income approach that incorporate the terms of the agreements.  At December 31, 2023, the carrying value of our portfolio of contract-based intangible assets was $1.1 billion, the principal components of which were as follows:

a	Weighted Average Remaining Amortization Period	December 31, 2023
		Gross Value	Accumulated Amortization	Carrying Value
Navitas Midstream customer contracts	28.0 years	$989	$(45)	$944
Jonah natural gas gathering agreements	18.0 years	224	(185)	39
Delaware Basin natural gas processing contracts	3.0 years	82	(48)	34

• The Navitas Midstream customer contracts, which we acquired in connection with our acquisition of Navitas Midstream Partners, LLC (“Navitas Midstream”) in February 2022, represents the estimated value we assigned to the acquired long-term contracts with customers that dedicate future lease production to our system.  The estimated fair value of the acquired contract-based intangible assets was determined using an income approach, specifically a discounted cash flow analysis.  The fair value estimate incorporates Level 3 inputs including: (i) management’s long-term forecast of cash flows generated by the Midland Basin System based on the estimated economic life of the hydrocarbon resource basin served and resource depletion rates; and (ii) a discount rate of 15.5%, which is based on a benchmarking analysis with reference to the implied rate of return on the Navitas Midstream acquisition and a market participant weighted average cost of capital.  The estimated useful life of the acquired contract-based intangible asset is 30 years.  Amortization expense attributable to these contracts is recorded using a units-of-production method based on gathering volumes.

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

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of their net assets at acquisition.  The following table presents changes in the carrying amount of goodwill by business segment during the periods indicated:

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2021 (1)	$2,652	$1,841	$–	$956	$5,449
Goodwill related to acquisition (2)	159	–	–	–	159
Balance at December 31, 2022 (1)	2,811	1,841	–	956	5,608
Balance at December 31, 2023 (1)	$2,811	$1,841	$–	$956	$5,608

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	December 31,
	2023	2022
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$450	$495
Senior Notes HH, 3.35% fixed-rate, due March 2023	–	1,250
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850	850
March 2023 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2024 (1)	–	–
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150	1,150
Senior Notes FFF, 5.05% fixed-rate, due January 2026	750	–
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2028 (2)	–	–
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	–
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	26,725	26,270
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)(7)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)(7)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)(7)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)(7)	700	700
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (3)(7)	14	14
Total principal amount of senior and junior debt obligations	29,021	28,566
Other, non-principal amounts	(273)	(271)
Less current maturities of debt	(1,300)	(1,744)
Total long-term debt	$27,448	$26,551

(1)	Under the terms of the agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election provided certain conditions are met).
(2)	Under the terms of the agreement, EPO may borrow up to $2.7 billion (which may be increased by up to $500 million to $3.2 billion at EPO’s election provided certain conditions are met).
(3)	Variable rate is reset quarterly and based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus (a) a 0.26161% tenor spread adjustment and (b) 2.778%.
(4)	Variable rate is reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.986%.
(5)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 3.033%.
(6)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.57%.
(7)
Effective July 1, 2023, all series of our junior subordinated notes subject to a variable interest rate replaced the 3-month London Interbank Offered Rate (“LIBOR”) with 3-month CME Term SOFR plus a 0.26161% tenor spread adjustment.  See discussion below in “Variable Interest Rates” regarding the LIBOR replacement and LIBOR replacement rate.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the year ended December 31, 2023:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	4.59% to 5.65%	5.38%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	7.54% to 8.45%	8.08%
EPO Junior Subordinated Notes D	7.63% to 8.64%	8.23%

Amounts borrowed under EPO’s March 2023 $1.5 Billion 364-Day Revolving Credit Agreement and March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement bear interest, at EPO’s election, equal to: (i) SOFR, plus an additional variable spread; or (ii) an alternate base rate, which is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) Adjusted Term SOFR for an interest period of one month in effect on such day plus 1%, and a variable spread. The applicable spreads are determined based on EPO's debt ratings.

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

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at December 31, 2023 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2024	2025	2026	2027	2028	Thereafter
Commercial Paper Notes	$450	$450	$–	$–	$–	$–	$–
Senior Notes	26,275	850	1,150	1,625	575	1,000	21,075
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$29,021	$1,300	$1,150	$1,625	$575	$1,000	$23,371

EPO Debt Obligations

Commercial Paper Notes
EPO maintains a commercial paper program under which it may issue (and have outstanding at any time) up to $3.0 billion in aggregate principal amount of short-term notes.  As a back-stop to the program, we intend to maintain a minimum aggregate available borrowing capacity under EPO’s revolving credit facilities equal to the aggregate amount outstanding under our commercial paper notes.  All commercial paper notes issued under the program are senior unsecured obligations of EPO that are unconditionally guaranteed by the Partnership.  As of December 31, 2023, EPO had $450 million aggregate principal amount of short-term notes outstanding under its commercial paper program.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 2023 $1.5 Billion 364-Day Revolving Credit Agreement
In March 2023, EPO entered into a new $1.5 billion 364-Day Revolving Credit Agreement (the “March 2023 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its September 2022 364-day revolving credit agreement.  There were no principal amounts outstanding under the September 2022 364-day revolving credit agreement when it was replaced by the March 2023 $1.5 Billion 364-Day Revolving Credit Agreement.  As of December 31, 2023, there were no principal amounts outstanding under the March 2023 $1.5 Billion 364-Day Revolving Credit Agreement.

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

March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement
In March 2023, EPO entered into a new revolving credit agreement that matures in March 2028 (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”).  The March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2026.  There were no principal amounts outstanding under the prior multi-year revolving credit agreement when it was replaced by the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.  As of December 31, 2023, there were no principal amounts outstanding under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Notes
EPO’s fixed-rate senior notes are unsecured obligations of EPO that rank equal with its existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  EPO’s senior notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict its ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.  In total, EPO issued $1.75 billion and $1.0 billion of senior notes during the years ended December 31, 2023 and 2021, respectively.  EPO did not issue any senior notes during the year ended December 31, 2022.

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

See Note 20, Subsequent Events, for information regarding the issuance of Senior Notes HHH and III in January 2024.

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

Letters of Credit

At December 31, 2023, EPO had $152 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at December 31, 2023.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2020:

Common units outstanding at December 31, 2020	2,182,308,958
Common unit repurchases under 2019 Buyback Program	(9,891,956)
Common units issued in connection with the vesting of phantom unit awards, net	3,936,437
Other	26,148
Common units outstanding at December 31, 2021	2,176,379,587
Common unit repurchases under 2019 Buyback Program	(10,166,923)
Common units issued in connection with the vesting of phantom unit awards, net	4,571,333
Other	22,350
Common units outstanding at December 31, 2022	2,170,806,347
Common unit repurchases under 2019 Buyback Program	(7,244,540)
Common units issued in connection with the vesting of phantom unit awards, net	4,662,539
Other	20,892
Common units outstanding at December 31, 2023	2,168,245,238

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

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the three years ended December 31, 2023.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of December 31, 2023.

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

The Partnership repurchased 7,244,540, 10,166,923 and 9,891,956 common units under the 2019 Buyback Program through open market purchases during the years ended December 31, 2023, 2022 and 2021, respectively.  The total cost of these repurchases, including commissions and fees, was $188 million, $250 million and $214 million, respectively.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At December 31, 2023, the remaining available capacity under the 2019 Buyback Program was $1.1 billion.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Units Delivered Under DRIP and EUPP
The Partnership has a registration statement on file with the SEC authorizing the issuance or other delivery of our common units in connection with a distribution reinvestment plan (“DRIP”).  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional common units.  In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance or other delivery of up to 23,000,000 of our common units in connection with an employee unit purchase plan (“EUPP”).

We have the sole discretion to determine whether common units purchased under the DRIP and EUPP will come from our authorized but unissued common units or from common units purchased on the open market by each plan’s administrator.  During each of the years ended December 31, 2023, 2022 and 2021, the Partnership used common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP.  This election is subject to change in future quarters depending on the Partnership’s need for equity capital.  Agents of the Partnership purchased 6,560,588, 6,392,846 and 6,363,197 common units on the open market and delivered them to participants in the DRIP and EUPP during the years ended December 31, 2023, 2022 and 2021, respectively.  Apart from $3 million attributable to the plan discount available to all participants in the EUPP during each of the years ended December 31, 2023, 2022 and 2021, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We used open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution paid on February 14, 2024.

After taking into account the number of common units delivered under the DRIP through December 31, 2023, we have the capacity to deliver an additional 34,589,287 common units under this plan.  Likewise, we have the capacity to deliver an additional 15,027,935 common units under the EUPP.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,662,539, 4,571,333 and 3,936,437 new common units to employees in connection with the vesting of phantom unit awards during the years ended December 31, 2023, 2022 and 2021, respectively.  See Note 13 for information regarding our phantom unit awards.

Redeemable Preferred Limited Partner Interests

The following table summarizes changes in the number of our preferred units outstanding since December 31, 2020:

Preferred units outstanding at December 31, 2020	50,138
Paid-in kind distribution to related party	274
Preferred units outstanding at December 31, 2021	50,412
Preferred units outstanding at December 31, 2022	50,412
Preferred units outstanding at December 31, 2023	50,412

In September 2020, the Partnership issued and sold an aggregate of 50,000 Series A Cumulative Convertible Preferred Units in a private placement transaction.  The preferred units represent a new class of limited partner interests authorized under the Partnership Agreement.  The stated value of each preferred unit is $1,000 per unit.

Concurrently, the Partnership exchanged all of the 54,807,352 Partnership common units owned directly by a wholly owned subsidiary, OTA Holdings, Inc. (“OTA”) for 855,915 of the Partnership’s new preferred units having an equivalent value.  The preferred units held by OTA, like the common units OTA held prior to the exchange, are accounted for as treasury units by the Partnership in consolidation.

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

During each of the years ended December 31, 2022 and 2023, the Partnership made quarterly cash distributions to its preferred unitholders for $3 million.

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

Our Consolidated Balance Sheet at December 31, 2023 presents the capital accounts of the third-party purchasers of the preferred units as mezzanine equity since the terms of the preferred units allow for cash redemption by the holders in a Change of Control event, without regard to the likelihood of such an event.  The preferred units held by OTA are presented as treasury units in consolidation since their ultimate disposition remains under the control of the Partnership.

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

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2021	$137	$147	$2	$286
Other comprehensive income (loss) for period, before reclassifications	254	26	–	280
Reclassification of losses (gains) to net income during period	(220)	19	–	(201)
Total other comprehensive income (loss) for period	34	45	–	79
Accumulated Other Comprehensive Income (Loss), December 31, 2022	171	192	2	365
Other comprehensive income (loss) for period, before reclassifications	93	(36)	–	57
Reclassification of losses (gains) to net income during period	(110)	(5)	–	(115)
Total other comprehensive income (loss) for period	(17)	(41)	–	(58)
Accumulated Other Comprehensive Income (Loss), December 31, 2023	$154	$151	$2	$307

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the years indicated:

		For the Year Ended December 31,
Losses (gains) on cash flow hedges:	Location	2023	2022
Interest rate derivatives	Interest expense	$(5)	$19
Commodity derivatives	Revenue	(106)	(181)
Commodity derivatives	Operating costs and expenses	(4)	(39)
Total		$(115)	$(201)

For information regarding our interest rate and commodity derivative instruments, see Note 14.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests

Noncontrolling interests represent third party ownership interests in our consolidated subsidiaries.  The following table presents the components of noncontrolling interests as reported on our Consolidated Balance Sheets at the dates indicated:

	At December 31,
Consolidated Subsidiary	2023	2022
Breviloba LLC (“Breviloba”)(1)	$436	$448
Whitethorn Pipeline Company LLC (“Whitethorn”)(2)	182	183
Enterprise Navigator Ethylene Terminal LLC (“ENET”)(3)	166	141
Other (4)	302	307
Total noncontrolling interests in consolidated subsidiaries	$1,086	$1,079

(1)	An affiliate of Kinetik Holdings Inc. owns a noncontrolling 33% equity interest in Breviloba, which owns the Shin Oak NGL Pipeline.
(2)	An affiliate of Western Midstream Partners, LP (“Western Midstream”) owns a noncontrolling 20% equity interest in Whitethorn, which owns the Midland-to-Sealy section of our Midland-to-ECHO 1 Pipeline.
(3)	Navigator Ethylene Terminals LLC owns a noncontrolling 50% equity interest in ENET, which owns our ethylene export terminal located at Morgan’s Point on the Houston Ship Channel.
(4)	Primarily represents noncontrolling equity interests in NGL fractionation and pipeline businesses.

Net income attributable to noncontrolling interests was $125 million, $125 million and $117 million for the years ended December 31, 2023, 2022 and 2021, respectively.

On February 16, 2024, we acquired the remaining noncontrolling interest of Whitethorn and Enterprise EF78 LLC (“EF78”) and entered into a definite agreement to acquire additional equity interests in Panola Pipeline Company, LLC (“Panola”).  See Note 20, Subsequent Events, for information regarding these acquisitions.

Cash Distributions

The following table presents Enterprise’s declared quarterly cash distribution rates per common unit with respect to the quarter indicated.  Actual cash distributions are paid by Enterprise within 45 days after the end of each fiscal quarter.

	Quarterly Distribution Per Common Unit	Record Date	Payment Date
2021:
1st Quarter	$0.4500	4/30/2021	5/12/2021
2nd Quarter	$0.4500	7/30/2021	8/12/2021
3rd Quarter	$0.4500	10/29/2021	11/12/2021
4th Quarter	$0.4650	1/31/2022	2/11/2022
2022:
1st Quarter	$0.4650	4/29/2022	5/12/2022
2nd Quarter	$0.4750	7/29/2022	8/12/2022
3rd Quarter	$0.4750	10/31/2022	11/14/2022
4th Quarter	$0.4900	1/31/2023	2/14/2023
2023:
1st Quarter	$0.4900	4/28/2023	5/12/2023
2nd Quarter	$0.5000	7/31/2023	8/14/2023
3rd Quarter	$0.5000	10/31/2023	11/14/2023
4th Quarter	$0.5150	1/31/2024	2/14/2024

On January 8, 2024, we announced that the Board declared a quarterly cash distribution of $0.515 per common unit, or $2.06 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the fourth quarter of 2023.  The quarterly distribution was paid on February 14, 2024 to unitholders of record as of the close of business on January 31, 2024.  The total amount paid was $1.13 billion, which includes $10 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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
	For the Year Ended December 31,
	2023	2022	2021
NGL Pipelines & Services:
Sales of NGLs and related products	$14,846	$21,307	$13,716
Segment midstream services:
Natural gas processing and fractionation	1,278	1,431	1,036
Transportation	1,090	987	976
Storage and terminals	431	534	574
Total segment midstream services	2,799	2,952	2,586
Total NGL Pipelines & Services	17,645	24,259	16,302
Crude Oil Pipelines & Services:
Sales of crude oil	18,185	17,301	9,519
Segment midstream services:
Transportation	744	807	929
Storage and terminals	407	453	454
Total segment midstream services	1,151	1,260	1,383
Total Crude Oil Pipelines & Services	19,336	18,561	10,902
Natural Gas Pipelines & Services:
Sales of natural gas	2,373	5,019	3,413
Segment midstream services:
Transportation	1,403	1,241	987
Total segment midstream services	1,403	1,241	987
Total Natural Gas Pipelines & Services	3,776	6,260	4,400
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	7,689	8,003	8,196
Segment midstream services:
Fractionation and isomerization	282	222	275
Transportation, including marine logistics	660	585	485
Storage and terminals	327	296	247
Total segment midstream services	1,269	1,103	1,007
Total Petrochemical & Refined Products Services	8,958	9,106	9,203
Total consolidated revenues	$49,715	$58,186	$40,807

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

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at the dates indicated:

		December 31,
Contract Asset	Location	2023	2022
Unbilled revenue (current amount)	Prepaid and other current assets	$11	$6
Total		$11	$6

		December 31,
Contract Liability	Location	2023	2022
Deferred revenue (current amount)	Other current liabilities	$193	$181
Deferred revenue (noncurrent)	Other long-term liabilities	326	320
Total		$519	$501

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances during the years indicated:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2020	$19	$344
Amount included in opening balance transferred to other accounts during period (1)	(19)	(148)
Amount recorded during period (2)	277	954
Amounts recorded during period transferred to other accounts (1)	(262)	(700)
Other changes	–	(4)
Balance at December 31, 2021	$15	$446
Amount included in opening balance transferred to other accounts during period (1)	(15)	(203)
Amount recorded during period (2)	155	950
Amounts recorded during period transferred to other accounts (1)	(149)	(687)
Other changes	–	(5)
Balance at December 31, 2022	$6	$501
Amount included in opening balance transferred to other accounts during period (1)	(6)	(271)
Amount recorded during period (2)	81	956
Amounts recorded during period transferred to other accounts (1)	(70)	(656)
Other changes	–	(11)
Balance at December 31, 2023	$11	$519

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of December 31, 2023.

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

Period	Fixed Consideration
One Year Ended December 31, 2024	$3,966
One Year Ended December 31, 2025	3,480
One Year Ended December 31, 2026	3,220
One Year Ended December 31, 2027	2,916
One Year Ended December 31, 2028	2,544
Thereafter	9,405
Total	$25,531

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

	For the Year Ended December 31,
	2023	2022	2021
Operating income	$6,929	$6,907	$6,103
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	2,215	2,107	2,011
Asset impairment charges in operating costs and expenses	30	53	233
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	(10)	1	5
General and administrative costs	231	241	209
Non-refundable payments received from shippers attributable to make-up rights (2)	52	144	85
Subsequent recognition of revenues attributable to make-up rights (3)	(71)	(97)	(138)
Total segment gross operating margin	$9,376	$9,356	$8,508

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Gross operating margin by segment:
NGL Pipelines & Services	$4,898	$5,142	$4,316
Crude Oil Pipelines & Services	1,707	1,655	1,680
Natural Gas Pipelines & Services	1,077	1,042	1,155
Petrochemical & Refined Products Services	1,694	1,517	1,357
Total segment gross operating margin	$9,376	$9,356	$8,508

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Year ended December 31, 2023	$17,635	$19,300	$3,761	$8,958	$–	$49,654
Year ended December 31, 2022	24,244	18,548	6,229	9,106	–	58,127
Year ended December 31, 2021	16,293	10,849	4,382	9,203	–	40,727
Revenues from related parties:
Year ended December 31, 2023	10	36	15	–	–	61
Year ended December 31, 2022	15	13	31	–	–	59
Year ended December 31, 2021	9	53	18	–	–	80
Intersegment and intrasegment revenues:
Year ended December 31, 2023	45,490	57,122	527	18,882	(122,021)	–
Year ended December 31, 2022	65,760	46,625	888	18,304	(131,577)	–
Year ended December 31, 2021	55,796	29,985	650	22,110	(108,541)	–
Total revenues:
Year ended December 31, 2023	63,135	76,458	4,303	27,840	(122,021)	49,715
Year ended December 31, 2022	90,019	65,186	7,148	27,410	(131,577)	58,186
Year ended December 31, 2021	72,098	40,887	5,050	31,313	(108,541)	40,807
Equity in income of unconsolidated affiliates:
Year ended December 31, 2023	133	320	6	3	–	462
Year ended December 31, 2022	149	308	5	2	–	464
Year ended December 31, 2021	120	456	6	1	–	583

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information by business segment, together with reconciliations to our Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At December 31, 2023	$17,541	$6,627	$10,019	$9,372	$2,245	$45,804
At December 31, 2022	17,283	6,760	9,721	7,770	2,867	44,401
At December 31, 2021	17,202	6,974	8,560	7,736	1,616	42,088
Investments in unconsolidated affiliates: (see Note 5)
At December 31, 2023	612	1,681	33	4	–	2,330
At December 31, 2022	640	1,677	32	3	–	2,352
At December 31, 2021	656	1,738	31	3	–	2,428
Intangible assets, net: (see Note 6)
At December 31, 2023	828	1,673	1,158	111	–	3,770
At December 31, 2022	865	1,776	1,206	118	–	3,965
At December 31, 2021	317	1,860	849	125	–	3,151
Goodwill: (see Note 6)
At December 31, 2023	2,811	1,841	–	956	–	5,608
At December 31, 2022	2,811	1,841	–	956	–	5,608
At December 31, 2021	2,652	1,841	–	956	–	5,449
Segment assets:
At December 31, 2023	21,792	11,822	11,210	10,443	2,245	57,512
At December 31, 2022	21,599	12,054	10,959	8,847	2,867	56,326
At December 31, 2021	20,827	12,413	9,440	8,820	1,616	53,116

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Consolidated revenues:
NGL Pipelines & Services	$17,645	$24,259	$16,302
Crude Oil Pipelines & Services	19,336	18,561	10,902
Natural Gas Pipelines & Services	3,776	6,260	4,400
Petrochemical & Refined Products Services	8,958	9,106	9,203
Total consolidated revenues	$49,715	$58,186	$40,807

Consolidated costs and expenses:
Operating costs and expenses:
Cost of sales	$37,023	$45,836	$29,887
Other operating costs and expenses (1)	3,695	3,454	2,915
Depreciation, amortization and accretion	2,279	2,158	2,038
Impairment of assets other than goodwill	30	53	233
Net losses (gains) attributable to asset sales and related matters	(10)	1	5
General and administrative costs	231	241	209
Total consolidated costs and expenses	$43,248	$51,743	$35,287

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

Major Customer Information

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  For the years ended December 31, 2023 and 2022, Vitol Holding B.V. and its affiliates (collectively, “Vitol”) accounted for $7.87 billion, or 15.8%, and $5.92 billion, or 10.2%, respectively, of our consolidated revenues.  Vitol is a global energy and commodity trading company. Revenues earned from Vitol during 2023 and 2022 are included within each of our four business segments.

No single customer accounted for 10% or more of our consolidated revenues during the year ended December 31, 2021.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$5,529	$5,487	$4,634
Earnings allocated to phantom unit awards (1)	(50)	(46)	(37)
Net income allocated to common unitholders	$5,479	$5,441	$4,597

Basic weighted-average number of common units outstanding	2,172	2,178	2,183

Basic earnings per common unit	$2.52	$2.50	$2.11

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$5,529	$5,487	$4,634
Net income attributable to preferred units	3	3	4
Net income attributable to limited partners	$5,532	$5,490	$4,638

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,172	2,178	2,183
Phantom units (2)	20	19	18
Preferred units (2)	2	2	2
Total	2,194	2,199	2,203

Diluted earnings per common unit	$2.52	$2.50	$2.10

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 13 for information regarding the phantom units.
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

We engaged an independent third party business valuation expert to assist us in estimating the fair values of the tangible and intangible assets of Navitas Midstream.  The following table summarizes the final fair value allocation of assets acquired and liabilities assumed in the acquisition at February 17, 2022 (the effective date of the acquisition).

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Equity-classified awards:
Phantom unit awards	$166	$153	$146
Profits interest awards	6	4	6
Total	$172	$157	$152

The fair value of equity-classified awards is amortized to earnings over the requisite service or vesting period.  Equity-classified awards are expected to result in the issuance of the Partnership’s common units upon vesting.
The 2008 Enterprise Products Long-Term Incentive Plan (Fourth Amendment and Restatement) (referred to as the “2008 Plan”) is a plan under which any non-employee director, employee or consultants of EPCO, the Partnership or its affiliates providing services, directly or indirectly, for the Partnership or its subsidiaries may receive incentive compensation awards in the form of options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit awards, other unit-based awards or substitute awards.
The maximum number of the Partnership’s common units authorized for issuance under the 2008 Plan was 165,000,000 at December 31, 2023.  The 2008 Plan is effective until November 22, 2032 or, if earlier, until (i) the time that all available common units under the 2008 Plan have been delivered to participants or (ii) the time of termination of the 2008 Plan by the Board of Directors of EPCO or by the Incentive Plan Administration Subcommittee of the Governance Committee of the Board of Enterprise GP.  After giving effect to awards granted under the 2008 Plan through December 31, 2023, a total of 109,102,487 additional common units were available for issuance.  After taking into account tax withholding requirements, we issued 4,662,539, 4,571,333 and 3,936,437 common units in connection with the vesting of phantom unit awards in the years ended December 31, 2023, 2022 and 2021, respectively.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents phantom unit award activity for the years indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2020	15,669,442	$26.76
Granted (2)	7,720,645	$21.30
Vested	(5,648,281)	$26.98
Forfeited	(570,887)	$24.44
Phantom unit awards at December 31, 2021	17,170,919	$24.31
Granted (3)	7,968,880	$24.11
Vested	(6,616,741)	$25.08
Forfeited	(540,113)	$23.92
Phantom unit awards at December 31, 2022	17,982,945	$23.94
Granted (4)	8,904,445	$25.80
Vested	(6,786,085)	$24.81
Forfeited	(544,054)	$24.52
Phantom unit awards at December 31, 2023	19,557,251	$24.47

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
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

The following table presents supplemental information regarding phantom unit awards for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Cash payments made in connection with DERs	$38	$34	$31
Total intrinsic value of phantom unit awards that vested during period	$182	$160	$124

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $179 million at December 31, 2023, of which our share of such cost is currently estimated to be $144 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Profits Interest Awards

In 2018, EPCO Holdings Inc. (“EPCO Holdings”), a privately held affiliate of EPCO, contributed a portion of the Partnership’s common units it owned to form EPD 2018 Unit IV L.P. (“EPD IV”) and EPCO Unit II L.P. (“EPCO II”) (collectively referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them a “profits interest” (in the form of a Class B limited partner interest) in an Employee Partnership.

On November 6, 2023, the partners of EPD IV and EPCO II amended their respective Employee Partnership’s limited partnership agreement to provide that the Class B limited partner interests therein will vest on the earliest of (i) December 3, 2027, (ii) the first date on or after November 6, 2023 for which the closing sale price of the Partnership’s common units on the NYSE is equal to or greater than $29.02 per unit (subject to certain adjustments), (iii) a change of control, or (iv) dissolution of such Employee Partnership.  As a result of these modifications, EPD IV and EPCO II will recognize incremental compensation cost of $13 million and $3 million, respectively, over the requisite service period of the awards.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes key elements of each Employee Partnership as of December 31, 2023:

Employee Partnership	Partnership Common Units Contributed by EPCO Holdings	Class A Capital Base (1)	Class A Preference Return Per Unit	Expected Vesting/ Liquidation Date (2)	Estimated Fair Value of Profits Interest Awards (3)	Unrecognized Compensation Cost (4)
EPD IV	6,400,000	$173	$0.4325	October 2024	$14	$10
EPCO II	1,600,000	$43	$0.4325	October 2024	$3	$–

(1)	Represents the fair market value of the Partnership’s common units contributed to each Employee Partnership at the applicable contribution date.
(2)	Represents the expected vesting/liquidation date based on the requisite service period (as derived using a Monte Carlo model) for each Employee Partnership.
(3)
Represents the total fair value of the profits interest awards awarded to the Class B limited partners of each Employee Partnership irrespective of how such costs will be allocated between us and EPCO and its privately held affiliates.  The fair value is as of the plan modification date.

(4)	Represents our expected share of the unrecognized compensation cost at December 31, 2023, which we expect to recognize over a weighted-average period of 0.8 years.

The fair value of each Employee Partnership as of the modification date is based on (i) the estimated value (as determined using a Black-Scholes option pricing model or Monte Carlo model, as applicable) of such Employee Partnership’s assets that would be distributed to the Class B limited partners thereof upon liquidation and (ii) the value, based on a discounted cash flow analysis, of the residual quarterly cash amounts that such Class B limited partners are expected to receive over the life of the Employee Partnership.

The following table summarizes the assumptions we used in applying a Black-Scholes option pricing model or Monte Carlo model, as applicable, to derive that portion of the estimated fair value of the profits interest awards (at either the grant date or modification date) for each Employee Partnership:

	Expected Life	Risk-Free	Expected	Expected Unit
Employee	of Award	Interest	Distribution	Price
Partnership	from Grant Date	Rate	Yield	Volatility
EPD IV	5.9 years	0.2% to 4.9%	6.5% to 8.4%	22% to 39%
EPCO II	5.9 years	0.2% to 4.9%	6.3% to 8.4%	22% to 36%

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

Treasury Locks
A treasury lock is an agreement that fixes the price (or yield) of a specified U.S. treasury security for an established period of time.  We use treasury lock agreements to hedge our exposure to interest rate changes and to reduce the volatility of financing costs on an expected future debt issuance.  Each of our treasury lock transactions was designated as a cash flow hedge of the interest payments associated with an anticipated debt issuance.

During the fourth quarter of 2023, we entered into three treasury lock transactions to fix the ten-year treasury rate at a weighted-average rate of approximately 4.48% on an aggregate notional amount of $600 million.  In January 2024, we entered into two additional treasury lock transactions to fix the ten-year treasury rate at 3.97% on a notional amount of $400 million and to fix the three-year treasury rate at 4.11% on a notional amount of $750 million.  The purpose of these transactions was to hedge the underlying interest rate risk associated with debt issuances expected to occur in January 2024 (see Note 20).  In January 2024, we terminated all of the treasury lock transactions simultaneously with our issuance of the three-year and ten-year notes and made total cash payments of $29 million.  As cash flow hedges, losses on these derivative instruments are reflected as a component of accumulated other comprehensive income and will be amortized to earnings as a component of interest expense over the full term of each issuance.

In January 2023, upon issuance of Senior Notes FFF and GGG (see Note 7), we terminated and settled treasury lock transactions with a combined notional amount of $1.5 billion and received total cash proceeds of $21 million.  As cash flow hedges, the gain realized on these derivative instruments was reflected as a component of accumulated other comprehensive income and is amortized to earnings as a reduction to interest expense over the full term of each issuance.

Forward-Starting Swaps
Forward-starting swaps hedge the risk of an increase in underlying benchmark interest rates during the period of time between the inception date of the swap agreement and the future date of a debt issuance. Under the terms of the forward-starting swaps, we pay to the counterparties (at the expected settlement dates of the instruments) amounts based on a fixed interest rate applied to a notional amount and receive from the counterparties an amount equal to a variable interest rate on the same notional amount.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2021, we terminated an aggregate $1.1 billion notional amount of forward-starting swaps, which resulted in net cash proceeds of $75 million.  Since the original swaptions associated with certain of these forward-starting swaps were not designated as hedging instruments and were subject to mark-to-market accounting, we previously incurred an unrealized, mark-to-market loss at inception of the forward starting swaps of $48 million that was reflected as an increase in interest expense in 2019.  Immediately following exercise of the swaptions and being put into the forward-starting swaps, these instruments were designated as cash flow hedges.  For the period from inception through the termination date in March 2021, we recognized cumulative gains on the forward-starting swaps of $123 million in accumulated other comprehensive income, of which $99 million is being reclassified to earnings (as a decrease in interest expense) over the 30-year life of the associated debt through February 2053 and $22 million is being reclassified to earnings (as a decrease in interest expense) over the cumulative life of the associated Senior Notes GGG (see Note 7) and future debt obligations.  We reclassified $2 million of the cumulative gain as a decrease in interest expense in 2021.

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, petrochemicals and refined products and power are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps and basis swaps.

At December 31, 2023, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2023 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	7.1	n/a	Cash flow hedge
Forecasted sales of natural gas (Bcf)	36.5	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	2.7	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	4.9	0.4	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	1.0	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	71.5	3.1	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	65.3	11.2	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	1.2	0.1	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	16.1	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	25.2	n/a	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	0.1	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.4	1.5	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	19.1	n/a	Mark-to-market
NGL risk management activities (MMBbls) (3)	12.5	7.8	Mark-to-market
Refined products risk management activities (MMBbls) (3)	5.1	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	102.5	25.2	Mark-to-market

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

The carrying amount of our inventories subject to fair value hedges was $2 million and $12 million at December 31, 2023 and 2022, respectively.

Certain basis swaps and other derivative instruments not designated as hedging instruments are used to manage market risks associated with anticipated purchases and sales of commodity products.  There is some uncertainty involved in the timing of these transactions often due to the development of more favorable profit opportunities or when spreads are insufficient to cover variable costs thus reducing the likelihood that the transactions will occur during the periods originally forecasted.  In accordance with derivatives accounting guidance, these instruments do not qualify for hedge accounting even though they are effective at managing the risk exposures of the underlying assets.  Due to volatility in commodity prices, any non-cash, mark-to-market earnings variability cannot be predicted.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
   Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$–	Current assets	$26	Current liabilities	$31	Current liabilities	$–
Commodity derivatives	Current assets	$118	Current assets	$422	Current liabilities	$136	Current liabilities	$316
Commodity derivatives	Other assets	31	Other assets	43	Other liabilities	35	Other liabilities	58
Total commodity derivatives		149		465		171		374
Total derivatives designated as hedging instruments		$149		$491		$202		$374

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$229	Current assets	$21	Current liabilities	$229	Current liabilities	$38
Commodity derivatives	Other assets	72	Other assets	–	Other liabilities	71	Other liabilities	–
Total commodity derivatives		301		21		300		38
Total derivatives not designated as hedging instruments		$301		$21		$300		$38

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2023:
Commodity derivatives	$450	$–	$450	$(450)	$–	$–	$–
As of December 31, 2022:
Interest rate derivatives	$26	$–	$26	$–	$–	$–	$26
Commodity derivatives	486	–	486	(411)	–	(74)	1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2023:
Interest rate derivatives	$31	$–	$31	$–	$–	$–	$31
Commodity derivatives	471	–	471	(450)	1	(21)	1
As of December 31, 2022:
Commodity derivatives	$412	$–	$412	$(411)	$–	$–	$1

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Statements of Consolidated Operations for the years indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2023	2022	2021
Commodity derivatives	Revenue	$7	$(103)	$(243)
Total		$7	$(103)	$(243)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Year Ended December 31,
		2023	2022	2021
Commodity derivatives	Revenue	$(7)	$66	$226
Total		$(7)	$66	$226

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the effect of our derivative instruments designated as cash flow hedges on our Statements of Consolidated Operations and Statements of Consolidated Comprehensive Income for the years indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) On Derivative
	For the Year Ended December 31,
	2023	2022	2021
Interest rate derivatives	$(36)	$26	$183
Commodity derivatives – Revenue (1)	81	227	(658)
Commodity derivatives – Operating costs and expenses (1)	12	27	(20)
Total	$57	$280	$(495)

(1)	The fair value of these derivative instruments will be reclassified to their respective locations on the Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Year Ended December 31,
		2023	2022	2021
Interest rate derivatives	Interest expense	$5	$(19)	$(38)
Commodity derivatives	Revenue	106	181	(893)
Commodity derivatives	Operating costs and expenses	4	39	(15)
Total		$115	$201	$(946)

Over the next twelve months, we expect to reclassify $9 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense.  Likewise, we expect to reclassify $146 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $161 million as an increase in revenue and $15 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Statements of Consolidated Operations for the years indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2023	2022	2021
Commodity derivatives	Revenue	$213	$74	$150
Commodity derivatives	Operating costs and expenses	–	14	1
Total		$213	$88	$151

The $213 million net gain recognized for the year ended December 31, 2023 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $246 million of net realized gains and $33 million of net unrealized mark-to-market losses attributable to commodity derivatives.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In total and inclusive of both fair value hedges and derivatives not designated as hedging instruments, unrealized mark-to-market gains (losses) included in gross operating margin were as follows for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Mark-to-market gains (losses) in gross operating margin:
NGL Pipelines & Services	$(25)	$(52)	$40
Crude Oil Pipelines & Services	(5)	(30)	(3)
Natural Gas Pipelines & Services	(1)	(3)	(2)
Petrochemical & Refined Products Services	(2)	7	(8)
Total mark-to-market impact on gross operating margin	$(33)	$(78)	$27

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

	At December 31, 2023 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$431	$297	$–	$728
Impact of CME Rule 814	(147)	(131)	–	(278)
Total commodity derivatives	284	166	–	450
Total	$284	$166	$–	$450

Financial liabilities:
Interest rate derivatives:	$–	$31	$–	$31
Commodity derivatives:
Value before application of CME Rule 814	317	308	–	625
Impact of CME Rule 814	(22)	(132)	–	(154)
Total commodity derivatives	295	176	–	471
Total	$295	$207	$–	$502

In the aggregate, the fair value of our commodity hedging portfolios at December 31, 2023 was a net derivative asset of $103 million prior to the impact of CME Rule 814.

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

Financial assets and liabilities recorded on the balance sheet at December 31, 2023 and 2022 using significant unobservable inputs (Level 3) and changes in the fair value of our recurring Level 3 financial assets and liabilities on a combined basis during the related periods were not material to the Consolidated Financial Statements.

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $26.7 billion and $24.2 billion at December 31, 2023 and 2022, respectively.  The aggregate carrying value of these debt obligations was $28.0 billion and $27.5 billion at December 31, 2023 and 2022, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Revenues – related parties:
Unconsolidated affiliates	$61	$59	$80
Costs and expenses – related parties:
EPCO and its privately held affiliates	$1,353	$1,289	$1,156
Unconsolidated affiliates	188	209	265
Total	$1,541	$1,498	$1,421

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	December 31,
	2023	2022
Accounts receivable - related parties:
EPCO and its privately held affiliates	$–	$1
Unconsolidated affiliates	7	10
Total	$7	$11

Accounts payable - related parties:
EPCO and its privately held affiliates	$183	$221
Unconsolidated affiliates	16	11
Total	$199	$232

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

At December 31, 2023, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,209,694 common units	32.4%

Of the total number of Partnership common units held by EPCO and its privately held affiliates, 62,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at December 31, 2023.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any.  During the years ended December 31, 2023, 2022 and 2021, we paid EPCO and its privately held affiliates cash distributions totaling $1.3 billion, $1.3 billion and $1.2 billion, respectively.

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  For each of the years ended December 31, 2023, 2022 and 2021, we recognized $13 million of related party operating lease expense in connection with these office space leases.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents our related party costs and expenses attributable to the ASA with EPCO for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Operating costs and expenses	$1,189	$1,124	$1,011
General and administrative expenses	141	146	135
Total costs and expenses	$1,330	$1,270	$1,146

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

Relationships with Unconsolidated Affiliates

Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations.  The following information summarizes significant related party transactions with our unconsolidated affiliates:

•
For the years ended December 31, 2023, 2022 and 2021, we paid Seaway $27 million, $20 million and $104 million, respectively, for pipeline transportation and storage services in connection with our crude oil marketing activities.  Revenues from Seaway were $25 million, $15 million and $43 million for the years ended December 31, 2023, 2022 and 2021, respectively.

•	For the years ended December 31, 2023, 2022 and 2021, we purchased $80 million, $107 million and $94 million, respectively, of NGLs from VESCO.

•
We pay Promix for the transportation, storage and fractionation of NGLs.  Expenses with Promix were $36 million, $41 million and $27 million for the years ended December 31, 2023, 2022 and 2021, respectively.  In addition, we sell natural gas to Promix for its plant fuel requirements.  Revenues from Promix were $11 million, $22 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively.

•	For the years ended December 31, 2023, 2022 and 2021, we paid Texas Express $27 million, $31 million and $28 million, respectively, for pipeline transportation services.

•
We perform management services for certain of our unconsolidated affiliates.  We charged such affiliates $11 million, $12 million and $13 million for the years ended December 31, 2023, 2022 and 2021, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Income Taxes

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in “qualifying income” (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2023, 2022 and 2021 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income tax on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner’s individual tax basis in our limited partner interests.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the years ended December 31, 2023, 2022 and 2021.

Tabular Disclosures Regarding Income Taxes

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Year Ended December 31,
	2023	2022	2021
Current portion of income tax provision:
Federal	$(12)	$(2)	$2
State	(20)	(18)	(31)
Foreign	–	(2)	(1)
Total current portion	(32)	(22)	(30)
Deferred portion of income tax provision:
Federal	17	(20)	(27)
State	(29)	(40)	(13)
Foreign	–	–	–
Total deferred portion	(12)	(60)	(40)
Total provision for income taxes	$(44)	$(82)	$(70)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2023	2022	2021
Pre-Tax Net Book Income (“NBI”)	$5,701	$5,697	$4,825

Texas Margin Tax (1)	(49)	(56)	(42)
State income tax provision, net of federal benefit	(2)	(1)	(1)
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(16)	(15)	(13)
Change in valuation allowance (2)	22	(8)	(14)
Other	1	(2)	–
Provision for income taxes	$(44)	$(82)	$(70)

Effective income tax rate	(0.8)%	(1.4)%	(1.5)%

(1)
Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

(2)
During 2023, management concluded that it is more likely than not that the deferred tax assets attributable to OTA will be fully realizable.  As a result, for the year-end December 31, 2023, we recorded a full release of the valuation allowance against OTA’s deferred tax assets.

Deferred income taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will  be in effect when these differences reverse.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	December 31,
	2023	2022
Deferred tax liabilities:
Attributable to investment in OTA (1)	$436	$406
Attributable to property, plant and equipment	138	133
Attributable to investments in other entities	4	5
Other	83	60
Total deferred tax liabilities	661	604
Deferred tax assets:
Net operating loss carryovers (2)	46	22
Temporary differences related to Texas Margin Tax	4	4
Total deferred tax assets	50	26
Valuation allowance	–	22
Total deferred tax assets, net of valuation allowance	50	4
Total net deferred tax liabilities	$611	$600

(1)	Represents the deferred tax liability balance held by our wholly owned subsidiary, OTA, which we acquired in March 2020.
(2)	The loss amount presented as of December 31, 2023 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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

There were no accruals for litigation contingencies at December 31, 2023 and 2022, respectively.  We classify our accruals for litigation contingencies in our Consolidated Balance Sheets as a component of “Other current liabilities” or “Other long-term liabilities” based on management’s estimate regarding the timing of settlement.  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

Commitments Under Equity Compensation Plans of EPCO

In accordance with our agreements with EPCO, we reimburse EPCO for our share of its compensation expense attributable to employees who perform management, administrative and operating functions for us.  See Notes 13 and 15 for additional information regarding our accounting for equity-based awards and related party information, respectively.

Contractual Obligations

The following table summarizes our various contractual obligations at December 31, 2023.  A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2024	2025	2026	2027	2028	Thereafter
Scheduled maturities of debt obligations	$29,021	$1,300	$1,150	$1,625	$575	$1,000	$23,371
Estimated cash interest payments	$26,940	$1,300	$1,256	$1,187	$1,160	$1,149	$20,888
Operating lease obligations	$482	$86	$74	$44	$29	$27	$222
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas	$76	$61	$15	$–	$–	$–	$–
NGLs	$2,909	$667	$682	$391	$383	$353	$433
Crude oil	$8,922	$1,842	$1,838	$1,539	$1,442	$1,156	$1,105
Petrochemicals and refined products	$–	$–	$–	$–	$–	$–	$–
Other	$17	$6	$4	$2	$2	$2	$1
Service payment commitments	$408	$47	$37	$26	$26	$25	$247

Capital expenditure commitments	$48	$48	$–	$–	$–	$–	$–

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  Amounts shown in the preceding table represent our scheduled future maturities of debt principal for the years indicated.  See Note 7 for additional information regarding our consolidated debt obligations.

Estimated Cash Interest Payments
Our estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2023, the contractually scheduled maturities of such balances, and the applicable interest rates.  Our estimated cash payments for interest are influenced by the long-term maturities of our $2.3 billion in junior subordinated notes (due June 2067 through February 2078).  The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2023, as applicable, for each note through the respective maturity date.  See Note 7 for information regarding fixed and weighted-average variable interest rates charged in 2023.

Operating Lease Obligations
We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Amounts shown in the preceding table represent minimum cash lease payment obligations under our operating leases with terms in excess of one year.

Our significant lease agreements consist of (i) land held pursuant to property leases, (ii) the lease of underground storage caverns for natural gas, NGLs and ethylene, (iii) the lease of compressors and transportation equipment used in our operations and (iv) office space leased from affiliates of EPCO.  These lease agreements have terms that range from 5 to 30 years.  The agreements to lease office space from affiliates of EPCO and those relating to underground NGL storage caverns we lease from a third party include renewal options that could extend these contracts for up to an additional 20 years.  The remainder of our significant lease agreements do not provide for additional renewal terms.

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

The following table presents information regarding operating leases where we are the lessee at December 31, 2023:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$188	$187	9 years	4.2%
Transportation equipment	25	25	4 years	4.7%
Office and warehouse space	151	186	13 years	3.0%
Total	$364	$398

(1)	ROU asset amounts are a component of “Other assets” on our Consolidated Balance Sheet.
(2)	At December 31, 2023, lease liabilities of $75 million and $323 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
(3)
The discount rate for each category of assets represents the weighted average incremental borrowing rate adjusted for collateralization (if the implicit rate is not determinable).  In general, the discount rates are based on either (i) information available at the lease commencement date or (ii) January 1, 2019 for leases existing at the adoption date for ASC 842.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table disaggregates our total operating lease expense for the years indicated:

	For the Year Ended December,
	2023	2022	2021
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$72	$59	$41
Related accretion expense on lease liability balances	14	12	12
Total fixed lease expense	86	71	53
Variable lease expense	13	6	1
Total long-term operating lease expense	99	77	54
Short-term operating leases	111	91	54
Total operating lease expense	$210	$168	$108

Fixed lease expense is charged to earnings on a straight-line basis over the contractual term, with any variable lease payments expensed as incurred.  Short-term operating lease expense is expensed as incurred.  Cash paid for operating lease liabilities recorded on our balance sheet was $87 million, $65 million and $40 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We do not have any significant operating or direct financing leases where we are the lessor.  Our operating lease income for the years ended December 31, 2023, 2022 and 2021 was $16 million, $14 million and $12 million, respectively.  We do not have any sales-type leases.

Purchase Obligations
We define purchase obligations as agreements with remaining terms in excess of one year to purchase goods or services that are enforceable and legally binding (i.e., unconditional) on us that specify all significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions and (iii) the approximate timing of the transactions.  We classify our unconditional purchase obligations into the following categories:

•
Product purchase commitments – We have long-term product purchase obligations for natural gas, NGLs, crude oil, and petrochemicals and refined products with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table presents our estimated future payment obligations under these contracts based on the contractual price in each agreement at December 31, 2023 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Long-Term Liabilities

The following table summarizes the components of “Other long-term liabilities” as presented on our Consolidated Balance Sheets at the dates indicated:

	December 31,
	2023	2022
Noncurrent portion of AROs (see Note 4)	$221	$214
Deferred revenues – non-current portion (see Note 9)	326	320
Lease liability – non-current portion	323	341
Derivative liabilities	106	58
Other	8	8
Total	$984	$941

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Beginning in April 2023, we maintain insurance coverage for general liability, excess liability, automotive liability and workers’ compensation that is separate from EPCO’s insurance program.  For these policies, we are responsible to the extent that losses are within policy limits.  We have reserves for both open claims asserted, and an estimate of claims incurred but not reported (“IBNR”).  The IBNR reserve is estimated based on actuarial assumptions and analysis and is updated annually.  Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding litigation and possible state and national legislative measures could cause the actual costs to be higher or lower than estimated.  Accordingly, these claims, if resolved in a manner different from the estimate, could have a material adverse impact on our financial position, results of operations and cash flows.  As of December 31, 2023, our reserve balance, which is a component of “Other Current Liabilities” on our Consolidated Balance Sheets, was $22 million.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Decrease (increase) in:
Accounts receivable – trade	$(810)	$108	$(2,407)
Accounts receivable – related parties	4	10	(16)
Inventories	(714)	131	867
Prepaid and other current assets	(651)	(97)	(404)
Other assets	31	(42)	5
Increase (decrease) in:
Accounts payable – trade	309	(174)	(20)
Accounts payable – related parties	(33)	65	17
Accrued product payables	849	(190)	2,663
Accrued interest	29	(26)	(2)
Other current liabilities	484	124	602
Other liabilities	(53)	37	61
Net effect of changes in operating accounts	$(555)	$(54)	$1,366

Cash payments for interest, net of $106, $90 and $80 capitalized in 2023, 2022 and 2021, respectively	$1,228	$1,232	$1,231

Cash payments for federal and state income taxes	$24	$–	$18

We incurred liabilities for construction in progress that had not been paid at December 31, 2023, 2022 and 2021 of $400 million, $238 million and $183 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Statements of Consolidated Cash Flows.

The following table presents our cash proceeds from asset sales and other matters for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Recovery of construction costs (1)	$25	$99	$–
Sale of natural gas gathering system and related treating facility	–	–	39
Other asset sales	17	23	25
Total	$42	$122	$64

(1)	Amounts presented reflect the portion of cash receipts from the settlement of claims attributable to the partial recovery of construction costs incurred on the associated capital project.

The following table presents net gains (losses) attributable to asset sales and related matters for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Loss on involuntary conversions	$–	$–	$(11)
Net gains (losses) attributable to other asset sales	10	(1)	6
Total	$10	$(1)	$(5)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Subsequent Events

Issuance of $2.0 Billion of Senior Notes in January 2024

In January 2024, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of senior notes due January 2027 (“Senior Notes HHH”) and (ii) $1.0 billion principal amount of senior notes due January 2034 (“Senior Notes III”).  Net proceeds from this offering will be used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all or a portion of our $850 million principal amount of 3.90% Senior Notes JJ at their maturity in February 2024 and amounts outstanding under our commercial paper program).

Senior Notes HHH were issued at 99.897% of their principal amount and have a fixed interest rate of 4.60% per year.  Senior Notes III were issued at 99.705% of their principal amount and have a fixed interest rate of 4.85% per year.  The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Acquisition of Equity Interests From Western Midstream

On February 16, 2024, we acquired the remaining 20% equity interest in Whitethorn and 25% equity interest in EF78 from affiliates of Western Midstream for total cash consideration of $375 million.  We funded the cash consideration using cash on hand and proceeds from the issuance of short-term notes under EPO’s commercial paper program.  As a result of these transactions, Whitethorn and EF78 are now our wholly owned subsidiaries.  Since we had a controlling interest in these entities before and after the acquisition, the increase in our ownership interest in each entity will be accounted for as an equity transaction with no gain or loss recognized.

Additionally, on February 16, 2024, an affiliate of Enterprise entered into a definitive agreement to acquire an additional 15% equity interest in Panola from an affiliate of Western Midstream for $25 million in cash consideration.  The acquisition is subject to the preferential purchase rights of other members in Panola to participate in the acquisition.  Should other members exercise their preferential purchase rights, the equity interest we acquire and corresponding purchase price paid will be adjusted based on the ratio of our member interest to the total member interests of all participating members.  This transaction, which is expected to close by April 1, 2024, will be funded using cash on hand and proceeds from the issuance of short-term notes under EPO’s commercial paper program.