Form 10-Q
period 2024-03-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2024-05-09
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 2,171,558,354 common units of Enterprise Products Partners L.P. outstanding at the close of business on April 30, 2024.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$283	$180
Restricted cash	101	140
Accounts receivable – trade, net of allowance for credit losses of $35 at March 31, 2024 and December 31, 2023	7,592	7,765
Accounts receivable – related parties	6	7
Inventories (see Note 3)	3,257	3,352
Derivative assets (see Note 13)	323	347
Prepaid and other current assets	531	457
Total current assets	12,093	12,248
Property, plant and equipment, net (see Note 4)	46,431	45,804
Investments in unconsolidated affiliates (see Note 5)	2,321	2,330
Intangible assets, net (see Note 6)	3,720	3,770
Goodwill (see Note 6)	5,608	5,608
Other assets	1,200	1,222
Total assets	$71,373	$70,982

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,149	$1,300
Accounts payable – trade	1,372	1,195
Accounts payable – related parties	82	199
Accrued product payables	9,297	8,911
Accrued interest	254	455
Derivative liabilities (see Note 13)	332	396
Other current liabilities	544	675
Total current liabilities	13,030	13,131
Long-term debt (see Note 7)	28,285	27,448
Deferred tax liabilities (see Note 15)	620	611
Other long-term liabilities	912	984
Commitments and contingent liabilities (see Note 16)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,412 units outstanding at March 31, 2024 and December 31, 2023)	49	49
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,171,558,354 units issued and outstanding at March 31, 2024, 2,168,245,238 units issued and outstanding at December 31, 2023)	28,831	28,663
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	143	307
Total partners’ equity	27,677	27,673
Noncontrolling interests in consolidated subsidiaries	800	1,086
Total equity	28,477	28,759
Total liabilities, preferred units, and equity	$71,373	$70,982

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Third parties	$14,745	$12,431
Related parties	15	13
Total revenues (see Note 9)	14,760	12,444
Costs and expenses:
Operating costs and expenses:
Third party and other costs	12,591	10,432
Related parties	383	325
Total operating costs and expenses	12,974	10,757
General and administrative costs:
Third party and other costs	22	23
Related parties	44	34
Total general and administrative costs	66	57
Total costs and expenses (see Note 10)	13,040	10,814
Equity in income of unconsolidated affiliates	102	104
Operating income	1,822	1,734
Other income (expense):
Interest expense	(331)	(314)
Interest income	13	12
Total other expense, net	(318)	(302)
Income before income taxes	1,504	1,432
Provision for income taxes (see Note 15)	(21)	(10)
Net income	1,483	1,422
Net income attributable to noncontrolling interests	(26)	(31)
Net income attributable to preferred units	(1)	(1)
Net income attributable to common unitholders	$1,456	$1,390

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$0.66	$0.63

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2024	2023

Net income	$1,483	$1,422
Other comprehensive income (loss):
Cash flow hedges: (see Note 13)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	(162)	(89)
Reclassification of gains to net income	(2)	(32)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	2	(5)
Reclassification of losses (gains) to net income	(2)	2
Total cash flow hedges	(164)	(124)
Total other comprehensive loss	(164)	(124)
Comprehensive income	1,319	1,298
Comprehensive income attributable to noncontrolling interests	(26)	(31)
Comprehensive income attributable to preferred units	(1)	(1)
Comprehensive income attributable to common unitholders	$1,292	$1,266

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$1,483	$1,422
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion	488	454
Amortization of intangible assets	50	46
Amortization of major maintenance costs for reaction-based plants	13	14
Other amortization expense	65	53
Impairment of assets other than goodwill	20	13
Equity in income of unconsolidated affiliates	(102)	(104)
Distributions received from unconsolidated affiliates attributable to earnings	97	104
Net gains attributable to asset sales and related matters	–	(2)
Deferred income tax expense	9	3
Change in fair market value of derivative instruments	4	3
Non-cash expense related to long-term operating leases (see Note 16)	20	16
Net effect of changes in operating accounts (see Note 17)	(36)	(439)
Net cash flows provided by operating activities	2,111	1,583
Investing activities:
Capital expenditures	(1,047)	(653)
Distributions received from unconsolidated affiliates attributable to the return of capital	15	15
Proceeds from asset sales and other matters	2	2
Other investing activities	(8)	(1)
Cash used in investing activities	(1,038)	(637)
Financing activities:
Borrowings under debt agreements	14,328	8,321
Repayments of debt	(13,632)	(8,018)
Debt issuance costs	(18)	(17)
Monetization of interest rate derivative instruments	(29)	21
Cash distributions paid to common unitholders (see Note 8)	(1,117)	(1,064)
Cash payments made in connection with distribution equivalent rights	(10)	(9)
Cash distributions paid to noncontrolling interests	(38)	(42)
Cash contributions from noncontrolling interests	8	4
Repurchase of common units under 2019 Buyback Program	(40)	(17)
Acquisition of noncontrolling interests	(400)	–
Other financing activities	(61)	(55)
Cash used in financing activities	(1,009)	(876)
Net change in cash and cash equivalents, including restricted cash	64	70
Cash and cash equivalents, including restricted cash, at beginning of period	320	206
Cash and cash equivalents, including restricted cash, at end of period	$384	$276

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2023	$28,663	$(1,297)	$307	$1,086	$28,759
Net income	1,456	–	–	26	1,482
Cash distributions paid to common unitholders	(1,117)	–	–	–	(1,117)
Cash payments made in connection with distribution equivalent rights	(10)	–	–	–	(10)
Cash distributions paid to noncontrolling interests	–	–	–	(38)	(38)
Cash contributions from noncontrolling interests	–	–	–	8	8
Repurchase and cancellation of common units under 2019 Buyback Program	(40)	–	–	–	(40)
Amortization of fair value of equity-based awards	56	–	–	–	56
Acquisition of noncontrolling interests	(118)	–	–	(282)	(400)
Cash flow hedges	–	–	(164)	–	(164)
Other, net	(59)	–	–	–	(59)
Balance, March 31, 2024	$28,831	$(1,297)	$143	$800	$28,477

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2022	$27,555	$(1,297)	$365	$1,079	$27,702
Net income	1,390	–	–	31	1,421
Cash distributions paid to common unitholders	(1,064)	–	–	–	(1,064)
Cash payments made in connection with distribution equivalent rights	(9)	–	–	–	(9)
Cash distributions paid to noncontrolling interests	–	–	–	(42)	(42)
Cash contributions from noncontrolling interests	–	–	–	4	4
Repurchase and cancellation of common units under 2019 Buyback Program	(17)	–	–	–	(17)
Amortization of fair value of equity-based awards	41	–	–	–	41
Cash flow hedges	–	–	(124)	–	(124)
Other, net	(53)	–	–	–	(53)
Balance, March 31, 2023	$27,843	$(1,297)	$241	$1,072	$27,859

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

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees (“DD LLC Trustees”) of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Directors of Enterprise GP (the “Board”);  (ii) Richard H. Bachmann, who is also a director and Vice Chairman of the Board; and (iii) W. Randall Fowler, who is also a director and a Co-Chief Executive Officer of Enterprise GP.  Ms. Duncan Williams and Messrs. Bachmann and Fowler also currently serve as managers of Dan Duncan LLC.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at March 31, 2024.

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

Our results of operations for the three months ended March 31, 2024 are not necessarily indicative of results expected for the full year of 2024.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023  (the “2023 Form 10-K”) filed with the SEC on February 28, 2024.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies

Apart from those matters described in this footnote, there have been no updates to our significant accounting policies since those reported under Note 2 of the 2023 Form 10-K.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$283	$180
Restricted cash	101	140
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$384	$320

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	March 31, 2024	December 31, 2023
NGLs	$2,157	$2,392
Petrochemicals and refined products	345	536
Crude oil	752	419
Natural gas	3	5
Total	$3,257	$3,352

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Cost of sales (1)	$11,405	$9,331
Lower of cost or net realizable value adjustments recognized in cost of sales	1	7

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years	March 31, 2024	December 31, 2023
Plants, pipelines and facilities (1)(5)	3-45	$58,900	$57,983
Underground and other storage facilities (2)(6)	5-40	4,532	4,401
Transportation equipment (3)	3-10	250	242
Marine vessels (4)	15-30	932	935
Land		412	411
Construction in progress		2,228	2,245
Subtotal		67,254	66,217
Less accumulated depreciation		20,931	20,462
Subtotal property, plant and equipment, net		46,323	45,755
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)		108	49
Property, plant and equipment, net		$46,431	$45,804

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  On a weighted-average basis, the expected remaining amortization period for these costs is 3.0 years.

Property, plant and equipment at March 31, 2024 and December 31, 2023 includes $108 million and $109 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2023:

ARO liability balance, December 31, 2023	$225
Liabilities incurred (1)	–
Revisions in estimated cash flows (2)	–
Liabilities settled (3)	–
Accretion expense (4)	3
ARO liability balance, March 31, 2024	$228

(1)	Represents the initial recognition of estimated ARO liabilities during period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during period.
(3)	Represents cash payments to settle ARO liabilities during period.
(4)	Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $228 million total ARO liability recorded at March 31, 2024, $4 million was reflected as a current liability and $224 million as a long-term liability.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Depreciation expense (1)	$485	$450
Capitalized interest (2)	25	32

(1)	Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

	March 31, 2024	December 31, 2023
NGL Pipelines & Services	$610	$612
Crude Oil Pipelines & Services	1,674	1,681
Natural Gas Pipelines & Services	34	33
Petrochemical & Refined Products Services	3	4
Total	$2,321	$2,330

The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
NGL Pipelines & Services	$31	$39
Crude Oil Pipelines & Services	69	64
Natural Gas Pipelines & Services	2	1
Petrochemical & Refined Products Services	–	–
Total	$102	$104

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	March 31, 2024			December 31, 2023
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(267)	$182	$449	$(263)	$186
Contract-based intangibles	752	(116)	636	752	(110)	642
Segment total	1,201	(383)	818	1,201	(373)	828
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(555)	1,640	2,195	(530)	1,665
Contract-based intangibles	283	(275)	8	283	(275)	8
Segment total	2,478	(830)	1,648	2,478	(805)	1,673
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,351	(634)	717	1,351	(625)	726
Contract-based intangibles	641	(213)	428	641	(209)	432
Segment total	1,992	(847)	1,145	1,992	(834)	1,158
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(87)	94	181	(86)	95
Contract-based intangibles	45	(30)	15	45	(29)	16
Segment total	226	(117)	109	226	(115)	111
Total intangible assets	$5,897	$(2,177)	$3,720	$5,897	$(2,127)	$3,770

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
NGL Pipelines & Services	$10	$9
Crude Oil Pipelines & Services	25	23
Natural Gas Pipelines & Services	13	12
Petrochemical & Refined Products Services	2	2
Total	$50	$46

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2024	2025	2026	2027	2028
$160	$208	$203	$185	$180

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2023 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	March 31, 2024	December 31, 2023
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$–	$450
Senior Notes JJ, 3.90% fixed-rate, due February 2024	–	850
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150	1,150
March 2024 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2025 (1)	–	–
Senior Notes FFF, 5.05% fixed-rate, due January 2026	750	750
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
Senior Notes HHH, 4.60% fixed-rate, due January 2027	1,000	–
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2028 (2)	–	–
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	1,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes III, 4.85% fixed-rate, due January 2034	1,000	–
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	27,425	26,725
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)(7)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)(7)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)(7)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)(7)	700	700
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (3)(7)	14	14
Total principal amount of senior and junior debt obligations	29,721	29,021
Other, non-principal amounts	(287)	(273)
Less current maturities of debt	(1,149)	(1,300)
Total long-term debt	$28,285	$27,448

(1)	Under the terms of the agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election provided certain conditions are met).
(2)	Under the terms of the agreement, EPO may borrow up to $2.7 billion (which may be increased by up to $500 million to $3.2 billion at EPO’s election provided certain conditions are met).
(3)	Variable rate is reset quarterly and based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus (a) a 0.26161% tenor spread adjustment and (b) 2.778%.
(4)	Variable rate is reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.986%.
(5)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 3.033%.
(6)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.57%.
(7)
Effective July 1, 2023 and in accordance with the Adjustable Interest Rate (LIBOR) Act, all series of our junior subordinated notes subject to a variable interest rate replaced the 3-month London Interbank Offered Rate (“LIBOR”) with 3-month CME Term SOFR plus a 0.26161% tenor spread adjustment.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the three months ended March 31, 2024:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	5.45% to 5.50%	5.45%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	8.38% to 8.42%	8.40%
EPO Junior Subordinated Notes D	8.57% to 8.64%	8.61%

Amounts borrowed under EPO’s March 2024 $1.5 Billion 364-Day Revolving Credit Agreement and March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement bear interest, at EPO’s election, equal to: (i) SOFR, plus an additional variable spread; or (ii) an alternate base rate, which is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) Adjusted Term SOFR, for an interest period of one month in effect on such day plus 1%, and a variable spread. The applicable spreads are determined based on EPO's debt ratings.

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2024 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Senior Notes	$27,425	$–	$1,150	$1,625	$1,575	$1,000	$22,075
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$29,721	$–	$1,150	$1,625	$1,575	$1,000	$24,371

March 2024 $1.5 Billion 364-Day Revolving Credit Agreement

In March 2024, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2024 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement.  There were no principal amounts outstanding under the prior 364-day revolving credit agreement when it was replaced by the March 2024 $1.5 Billion 364-Day Revolving Credit Agreement.  As of March 31, 2024, there were no principal amounts outstanding under the March 2024 $1.5 Billion 364-Day Revolving Credit Agreement.

Under the terms of the March 2024 $1.5 Billion 364-Day Revolving Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein.  The March 2024 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2025.  To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable in March 2026.  Borrowings under the March 2024 $1.5 Billion 364-Day Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

The March 2024 $1.5 Billion 364-Day Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The March 2024 $1.5 Billion 364-Day Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the March 2024 $1.5 Billion 364-Day Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Issuance of $2.0 Billion of Senior Notes in January 2024

In January 2024, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of senior notes due January 2027 (“Senior Notes HHH”) and (ii) $1.0 billion principal amount of senior notes due January 2034 (“Senior Notes III”).  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all of our $850 million principal amount of 3.90% Senior Notes JJ at their maturity in February 2024 and amounts outstanding under our commercial paper program).

Senior Notes HHH were issued at 99.897% of their principal amount and have a fixed interest rate of 4.60% per year.  Senior Notes III were issued at 99.705% of their principal amount and have a fixed interest rate of 4.85% per year.  The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Letters of Credit

At March 31, 2024, EPO had $131 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2024.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2023:

Common units outstanding at December 31, 2023	2,168,245,238
Common unit repurchases under 2019 Buyback Program	(1,386,835)
Common units issued in connection with the vesting of phantom unit awards, net	4,679,377
Other	20,574
Common units outstanding at March 31, 2024	2,171,558,354

Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the three months ended March 31, 2024.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of March 31, 2024.

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

The Partnership repurchased 1,386,835 and 682,589 common units under the 2019 Buyback Program through open market purchases during the three months ended March 31, 2024 and 2023, respectively.  The total cost of these repurchases, including commissions and fees, was $40 million and $17 million, respectively.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At March 31, 2024, the remaining available capacity under the 2019 Buyback Program was $1.0 billion.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,679,377 new common units to employees in connection with the vesting of phantom unit awards during the three months ended March 31, 2024.  See Note 12 for information regarding our phantom unit awards.

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

During the three months ended March 31, 2024, agents of the Partnership purchased 1,598,778 common units on the open market and delivered them to participants in the DRIP and EUPP.  Apart from $1 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on May 14, 2024.

Preferred Units

There were 50,412 of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding at March 31, 2024.

We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.

During the three months ended March 31, 2024, the Partnership made quarterly cash distributions to its preferred unitholders of $1 million.

Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2023	$154	$151	$2	$307
Other comprehensive income (loss) for period, before reclassifications	(162)	2	–	(160)
Reclassification of losses (gains) to net income during period	(2)	(2)	–	(4)
Total other comprehensive income (loss) for period	(164)	–	–	(164)
Accumulated Other Comprehensive Income (Loss), March 31, 2024	$(10)	$151	$2	$143

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2022	$171	$192	$2	$365
Other comprehensive income (loss) for period, before reclassifications	(89)	(5)	–	(94)
Reclassification of losses (gains) to net income during period	(32)	2	–	(30)
Total other comprehensive income (loss) for period	(121)	(3)	–	(124)
Accumulated Other Comprehensive Income (Loss), March 31, 2023	$50	$189	$2	$241

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended March 31,
Losses (gains) on cash flow hedges:	Location	2024	2023
Interest rate derivatives	Interest expense	$(2)	$2
Commodity derivatives	Revenue	(19)	(24)
Commodity derivatives	Operating costs and expenses	17	(8)
Total		$(4)	$(30)

For information regarding our interest rate and commodity derivative instruments, see Note 13.

Noncontrolling Interests

On February 16, 2024, we acquired the remaining 20% equity interest in Whitethorn Pipeline Company LLC (“Whitethorn”) and remaining 25% equity interest in Enterprise EF78 LLC (“EF78”) from affiliates of Western Midstream Partners, LP (“Western Midstream”) for total cash consideration of $375 million.  We funded the cash consideration using cash on hand and proceeds from the issuance of short-term notes under our commercial paper program.  As a result of these transactions, Whitethorn and EF78 are now our wholly owned subsidiaries.

Additionally, on March 27, 2024, we acquired an additional 15% equity interest in Panola Pipeline Company, LLC (“Panola”) from an affiliate of Western Midstream for $25 million in cash consideration.  We funded the cash consideration using cash on hand.  As a result of this transaction, our equity interest in Panola increased to 70%.

Since we had a controlling interest in each of these entities before and after the acquisitions, the increase in our ownership interest in each entity was accounted for as an equity transaction with no gain or loss recognized.

Cash Distributions

On April 5, 2024, we announced that the Board declared a quarterly cash distribution of $0.5150 per common unit, or $2.06 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2024.  The quarterly distribution is payable on May 14, 2024 to unitholders of record as of the close of business on April 30, 2024.  The total amount to be paid is $1.13 billion, which includes $11 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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

	For the Three Months Ended March 31,
	2024	2023
NGL Pipelines & Services:
Sales of NGLs and related products	$4,400	$4,264
Segment midstream services:
Natural gas processing and fractionation	358	300
Transportation	279	266
Storage and terminals	103	99
Total segment midstream services	740	665
Total NGL Pipelines & Services	5,140	4,929
Crude Oil Pipelines & Services:
Sales of crude oil	5,122	3,926
Segment midstream services:
Transportation	193	155
Storage and terminals	100	100
Total segment midstream services	293	255
Total Crude Oil Pipelines & Services	5,415	4,181
Natural Gas Pipelines & Services:
Sales of natural gas	503	846
Segment midstream services:
Transportation	351	369
Total segment midstream services	351	369
Total Natural Gas Pipelines & Services	854	1,215
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,965	1,814
Segment midstream services:
Fractionation and isomerization	126	63
Transportation, including marine logistics	178	160
Storage and terminals	82	82
Total segment midstream services	386	305
Total Petrochemical & Refined Products Services	3,351	2,119
Total consolidated revenues	$14,760	$12,444

Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at March 31, 2024:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$8
Total		$8

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$156
Deferred revenue (noncurrent)	Other long-term liabilities	294
Total		$450

The following table presents significant changes in our unbilled revenue and deferred revenue balances for the three months ended March 31, 2024:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2023	$11	$519
Amount included in opening balance transferred to other accounts during period (1)	(10)	(163)
Amount recorded during period (2)	24	213
Amounts recorded during period transferred to other accounts (1)	(16)	(115)
Other changes	(1)	(4)
Balance at March 31, 2024	$8	$450

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of March 31, 2024.

Period	Fixed Consideration
Nine Months Ended December 31, 2024	$2,991
One Year Ended December 31, 2025	3,544
One Year Ended December 31, 2026	3,271
One Year Ended December 31, 2027	2,953
One Year Ended December 31, 2028	2,559
Thereafter Zero Year	9,957
Total	$25,275

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

	For the Three Months Ended March 31,
	2024	2023
Operating income	$1,822	$1,734
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	582	533
Asset impairment charges in operating costs and expenses	20	13
Net gains attributable to asset sales and related matters in operating costs and expenses	–	(2)
General and administrative costs	66	57
Non-refundable payments received from shippers attributable to make-up rights (2)	25	27
Subsequent recognition of revenues attributable to make-up rights (3)	(8)	(20)
Total segment gross operating margin	$2,507	$2,342

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Gross operating margin by segment:
NGL Pipelines & Services	$1,340	$1,212
Crude Oil Pipelines & Services	411	397
Natural Gas Pipelines & Services	312	314
Petrochemical & Refined Products Services	444	419
Total segment gross operating margin	$2,507	$2,342

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended March 31, 2024	$5,137	$5,406	$851	$3,351	$–	$14,745
Three months ended March 31, 2023	4,926	4,175	1,211	2,119	–	12,431
Revenues from related parties:
Three months ended March 31, 2024	3	9	3	–	–	15
Three months ended March 31, 2023	3	6	4	–	–	13
Intersegment and intrasegment revenues:
Three months ended March 31, 2024	11,555	13,827	177	6,324	(31,883)	–
Three months ended March 31, 2023	12,696	12,584	136	4,706	(30,122)	–
Total revenues:
Three months ended March 31, 2024	16,695	19,242	1,031	9,675	(31,883)	14,760
Three months ended March 31, 2023	17,625	16,765	1,351	6,825	(30,122)	12,444
Equity in income of unconsolidated affiliates:
Three months ended March 31, 2024	31	69	2	–	–	102
Three months ended March 31, 2023	39	64	1	–	–	104

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

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At March 31, 2024	$18,051	$6,412	$10,039	$9,701	$2,228	$46,431
At December 31, 2023	17,541	6,627	10,019	9,372	2,245	45,804
Investments in unconsolidated affiliates: (see Note 5)
At March 31, 2024	610	1,674	34	3	–	2,321
At December 31, 2023	612	1,681	33	4	–	2,330
Intangible assets, net: (see Note 6)
At March 31, 2024	818	1,648	1,145	109	–	3,720
At December 31, 2023	828	1,673	1,158	111	–	3,770
Goodwill: (see Note 6)
At March 31, 2024	2,811	1,841	–	956	–	5,608
At December 31, 2023	2,811	1,841	–	956	–	5,608
Segment assets:
At March 31, 2024	22,290	11,575	11,218	10,769	2,228	58,080
At December 31, 2023	21,792	11,822	11,210	10,443	2,245	57,512

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Consolidated revenues:
NGL Pipelines & Services	$5,140	$4,929
Crude Oil Pipelines & Services	5,415	4,181
Natural Gas Pipelines & Services	854	1,215
Petrochemical & Refined Products Services	3,351	2,119
Total consolidated revenues	$14,760	$12,444

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$11,405	$9,331
Other operating costs and expenses (1)	954	868
Depreciation, amortization and accretion	595	547
Asset impairment charges	20	13
Net gains attributable to asset sales and related matters	–	(2)
General and administrative costs	66	57
Total consolidated costs and expenses	$13,040	$10,814

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,456	$1,390
Earnings allocated to phantom unit awards (1)	(14)	(13)
Net income allocated to common unitholders	$1,442	$1,377

Basic weighted-average number of common units outstanding	2,170	2,173

Basic earnings per common unit	$0.66	$0.63

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,456	$1,390
Net income attributable to preferred units	1	1
Net income attributable to limited partners	$1,457	$1,391

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,170	2,173
Phantom units (2)	21	20
Preferred units (2)	2	2
Total	2,193	2,195

Diluted earnings per common unit	$0.66	$0.63

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 12 for information regarding our phantom units.
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

Note 12.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Equity-classified awards:
Phantom unit awards	$46	$40
Profits interest awards	10	1
Total	$56	$41

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2023	19,557,251	$24.47
Granted (2)	8,866,820	$26.25
Vested	(6,871,756)	$24.47
Forfeited	(71,079)	$25.23
Phantom unit awards at March 31, 2024	21,481,236	$25.21

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2024 was $233 million based on a grant date market price of the Partnership’s common units of $26.25 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Cash payments made in connection with DERs	$10	$9
Total intrinsic value of phantom unit awards that vested during period	187	171

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $349 million at March 31, 2024, of which our share of such cost is currently estimated to be $289 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.4 years.

Profits Interest Awards

As of January 1, 2024, EPCO had two limited partnerships (referred to as “Employee Partnerships”) that served as long-term incentive arrangements for key employees of EPCO by providing them profits interest awards (or Class B limited partner interests) in one or more of the Employee Partnerships.

The Class B limited partner interests of these two Employee Partnerships vested on March 26, 2024 when the closing market price of the Partnership’s common units exceeded $29.02 per unit.  As a result of these vesting events, we recognized an incremental $7 million of non-cash compensation expense in the three months ended March 31, 2024.

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

Treasury Locks
A treasury lock is an agreement that fixes the price (or yield) of a specified U.S. treasury security for an established period of time.  We use treasury lock agreements to hedge our exposure to interest rate changes and to reduce the volatility of financing costs on an expected future debt issuance.  During the fourth quarter of 2023, we entered into three treasury lock transactions to fix the ten-year treasury rate at a weighted-average rate of approximately 4.48% on an aggregate notional amount of $600 million.  In January 2024, we entered into two additional treasury lock transactions to fix the ten-year treasury rate at 3.97% on a notional amount of $400 million and to fix the three-year treasury rate at 4.11% on a notional amount of $750 million.  The purpose of these transactions was to hedge the underlying interest rate risk associated with debt issuances that occurred in January 2024 (see Note 7).  In January 2024, we terminated all of the treasury lock transactions simultaneously with our issuance of the three-year and ten-year notes and made total cash payments of $29 million.  As cash flow hedges, losses on these derivative instruments are reflected as a component of accumulated other comprehensive income and will be amortized to earnings as a component of interest expense over the full term of each issuance.

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

At March 31, 2024, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2024 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	13.5	n/a	Cash flow hedge
Forecasted sales of natural gas (Bcf)	31.3	14.0	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	6.9	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	4.1	1.5	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	1.3	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	90.7	4.5	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	76.8	10.4	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	1.5	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	2.2	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	22.9	0.6	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	36.1	3.5	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	0.5	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.5	1.1	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	33.0	1.6	Mark-to-market
NGL risk management activities (MMBbls) (3)	9.3	4.5	Mark-to-market
Refined products risk management activities (MMBbls) (3)	4.7	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	96.3	18.9	Mark-to-market
Petrochemical risk management activities (MMBbls) (3)	0.1	n/a	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2026, December 2024 and December 2026, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $2 million at March 31, 2024 and December 31, 2023.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2024		December 31, 2023		March 31, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest derivatives	Current assets	$–	Current assets	$–	Current liabilities	$–	Current liabilities	$31
Commodity derivatives	Current assets	$151	Current assets	$118	Current liabilities	$159	Current liabilities	$136
Commodity derivatives	Other assets	37	Other assets	31	Other liabilities	31	Other liabilities	35
Total commodity derivatives		188		149		190		171
Total derivatives designated as hedging instruments		$188		$149		$190		$202

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$172	Current assets	$229	Current liabilities	$173	Current liabilities	$229
Commodity derivatives	Other assets	22	Other assets	72	Other liabilities	21	Other liabilities	71
Total commodity derivatives		194		301		194		300
Total derivatives not designated as hedging instruments		$194		$301		$194		$300

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2024:
Commodity derivatives	$382	$–	$382	$(381)	$–	$–	$1
As of December 31, 2023:
Commodity derivatives	$450	$–	$450	$(450)	$–	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2024:
Commodity derivatives	$384	$–	$384	$(381)	$(3)	$–	$–
As of December 31, 2023:
Interest rate derivatives	$31	$–	$31	$–	$–	$–	$31
Commodity derivatives	471	–	471	(450)	1	(21)	1

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2024	2023
Commodity derivatives	Revenue	$1	$4
Total		$1	$4

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended March 31,
		2024	2023
Commodity derivatives	Revenue	$4	$(1)
Total		$4	$(1)

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended March 31,
	2024	2023
Interest rate derivatives	$2	$(5)
Commodity derivatives – Revenue (1)	(149)	(65)
Commodity derivatives – Operating costs and expenses (1)	(13)	(24)
Total	$(160)	$(94)

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended March 31,
		2024	2023
Interest rate derivatives	Interest expense	$2	$(2)
Commodity derivatives	Revenue	19	24
Commodity derivatives	Operating costs and expenses	(17)	8
Total		$4	$30

Over the next twelve months, we expect to reclassify $6 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense.  Likewise, we expect to reclassify $7 million of net losses attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $1 million as a decrease in revenue and $6 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2024	2023
Commodity derivatives	Revenue	$13	$200
Commodity derivatives	Operating costs and expenses	(1)	–
Total		$12	$200

The $12 million net gain recognized for the three months ended March 31, 2024 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $18 million of net realized gains and $6 million of net unrealized mark-to-market losses attributable to commodity derivatives.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	At March 31, 2024 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$283	$345	$–	$628
Impact of CME Rule 814	(89)	(157)	–	(246)
Total commodity derivatives	194	188	–	382
Total	$194	$188	$–	$382

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$383	$297	$–	$680
Impact of CME Rule 814	(170)	(126)	–	(296)
Total commodity derivatives	213	171	–	384
Total	$213	$171	$–	$384

	At December 31, 2023 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$431	$297	$–	$728
Impact of CME Rule 814	(147)	(131)	–	(278)
Total commodity derivatives	284	166	–	450
Total	$284	$166	$–	$450

Financial liabilities:
Interest rate derivatives:	$–	$31	$–	$31
Commodity derivatives:
Value before application of CME Rule 814	317	308	–	625
Impact of CME Rule 814	(22)	(132)	–	(154)
Total commodity derivatives	295	176	–	471
Total	$295	$207	$–	$502

In the aggregate, the fair value of our commodity hedging portfolios at March 31, 2024 was a net derivative liability of $52 million prior to the impact of CME Rule 814.

Financial assets and liabilities recorded on the balance sheet at March 31, 2024 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $27.2 billion and $26.7 billion at March 31, 2024 and December 31, 2023, respectively.  The aggregate carrying value of these debt obligations was $29.1 billion and $28.0 billion at March 31, 2024 and December 31, 2023, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 14.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Revenues – related parties:
Unconsolidated affiliates	$15	$13
Costs and expenses – related parties:
EPCO and its privately held affiliates	$381	$310
Unconsolidated affiliates	46	49
Total	$427	$359

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	March 31, 2024	December 31, 2023
Accounts receivable - related parties:
Unconsolidated affiliates	$6	$7

Accounts payable - related parties:
EPCO and its privately held affiliates	$66	$183
Unconsolidated affiliates	16	16
Total	$82	$199

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

At March 31, 2024, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,464,679 common units	32.3%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 62,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at March 31, 2024.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any.  During the three months ended March 31, 2024 and 2023, we paid EPCO and its privately held affiliates cash distributions totaling $350 million and $333 million, respectively.

We have no employees.  All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers.  We and our general partner are parties to the ASA.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Operating costs and expenses	$334	$273
General and administrative expenses	41	31
Total costs and expenses	$375	$304

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  For each of the three months ended March 31, 2024 and 2023, we recognized $3 million of related party operating lease expense in connection with these office space leases.

Note 15.  Income Taxes

Income taxes are accounted for under the asset-and-liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the first quarters of 2024 and 2023.

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended March 31,
	2024	2023
Current portion of income tax provision:
Federal	$–	$4
State	(12)	(11)
Total current portion	(12)	(7)
Deferred portion of income tax provision:
Federal	(4)	(7)
State	(5)	4
Total deferred portion	(9)	(3)
Total provision for income taxes	$(21)	$(10)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended March 31,
	2024	2023
Pre-Tax Net Book Income (“NBI”)	$1,504	$1,432

Texas Margin Tax (1)	(17)	(6)
State income tax provision, net of federal benefit	–	(1)
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(3)	(3)
Other	(1)	–
Provision for income taxes	$(21)	$(10)

Effective income tax rate	(1.4)%	(0.7)%

(1)
Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	March 31,	December 31,
	2024	2023
Deferred tax liabilities:
Attributable to investment in OTA (1)	$441	$436
Attributable to property, plant and equipment	143	138
Attributable to investments in other entities	5	4
Other	83	83
Total deferred tax liabilities	672	661
Deferred tax assets:
Net operating loss carryovers (2)	48	46
Temporary differences related to Texas Margin Tax	4	4
Total deferred tax assets	52	50
Total net deferred tax liabilities	$620	$611

(1)	Represents the deferred tax liability balance held by our wholly owned subsidiary, OTA Holdings, Inc. ("OTA"), which we acquired in March 2020.
(2)	The loss amount presented as of March 31, 2024 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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

There were no accruals for litigation contingencies at March 31, 2024 and December 31, 2023, respectively.

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $29.7 billion and $29.0 billion at March 31, 2024 and December 31, 2023, respectively.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

Lease Accounting Matters
There has been no significant change in our operating lease obligations since those disclosed in the 2023 Form 10-K.

The following table presents information regarding operating leases where we are the lessee at March 31, 2024:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$191	$190	8 years	4.3%
Transportation equipment	41	42	4 years	4.8%
Office and warehouse space	149	184	13 years	3.0%
Total	$381	$416

(1)	Right of use (“ROU”) asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)	At March 31, 2024, lease liabilities of $83 million and $333 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
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

The following table disaggregates our total operating lease expense for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$20	$16
Related accretion expense on lease liability balances	4	4
Total fixed lease expense	24	20
Variable lease expense	4	3
Total long-term operating lease expense	28	23
Short-term operating leases	29	25
Total operating lease expense	$57	$48

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash paid for operating lease liabilities was $23 million and $20 million for the three months ended March 31, 2024 and 2023, respectively.

Operating lease income for each of the three months ended March 31, 2024 and 2023 was $4 million.

Purchase Obligations
Our consolidated purchase obligations at March 31, 2024 did not differ materially from those reported in our 2023 Form 10-K.

Note 17.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Decrease (increase) in:
Accounts receivable – trade	$274	$356
Accounts receivable – related parties	–	3
Inventories	1	362
Prepaid and other current assets	(76)	(358)
Other assets	(12)	3
Increase (decrease) in:
Accounts payable – trade	52	(21)
Accounts payable – related parties	(117)	(168)
Accrued product payables	379	(600)
Accrued interest	(201)	(187)
Other current liabilities	(288)	161
Other long-term liabilities	(48)	10
Net effect of changes in operating accounts	$(36)	$(439)

Cash payments for interest, net of $25 and $32 capitalized during the three months ended March 31, 2024 and 2023, respectively	$529	$494

Cash payments (refunds) for federal and state income taxes	$(1)	$2

We incurred liabilities for construction in progress that had not been paid at March 31, 2024 and December 31, 2023 of $498 million and $400 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three Months Ended March 31, 2024 and 2023

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as filed on February 28, 2024 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q for the three months ended March 31, 2024 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2023 Form 10-K.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees (“DD LLC Trustees”) of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Directors of Enterprise GP (the “Board”); (ii) Richard H. Bachmann, who is also a director and Vice Chairman of the Board; and (iii) W. Randall Fowler, who is also a director and a Co-Chief Executive Officer of Enterprise GP.  Ms. Duncan Williams and Messrs. Bachmann and Fowler also currently serve as managers of Dan Duncan LLC.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at March 31, 2024.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the first quarter of 2024 compared to the first quarter of 2023.

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

The safe operation of our assets is a top priority.  We are committed to protecting the environment and the health and safety of the public and those working on our behalf by conducting our business activities in a safe and environmentally responsible manner.  For additional information, see “Environmental, Safety and Conservation” within the Regulatory Matters section of Part I, Items 1 and 2 of the 2023 Form 10-K.

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.

Our financial position, results of operations and cash flows are subject to certain risks. For information regarding such risks, see “Risk Factors” included under Part I, Item 1A of the 2023 Form 10-K.

We provide investors access to additional information regarding the Partnership and our consolidated businesses, including information relating to governance procedures and principles, through our website, www.enterpriseproducts.com.

Recent Developments

Enterprise Receives Deepwater Port License for SPOT Project

In April 2024, we received the deepwater port license for the Sea Port Oil Terminal (“SPOT”) from the U.S. Department of Transportation’s Maritime Administration.  The receipt of the deepwater port license is a  significant milestone in the development and commercialization of SPOT.

As planned, SPOT would consist of proposed onshore and offshore facilities, including a fixed platform located approximately 30 nautical miles off the Texas coast in approximately 115 feet of water.  SPOT is designed to load Very Large Crude Carriers (“VLCCs”) and other crude oil tankers at rates of approximately 85,000 barrels per hour.  The platform would be connected to an onshore storage facility with approximately 4.8 MMBbls of capacity in Brazoria County, Texas, by two 36-inch, bi-directional pipelines.  The SPOT project includes state-of-the-art pipeline control, vapor recovery and leak detection systems that are designed to minimize emissions.  SPOT would provide customers with an integrated export solution that leverages our extensive supply, storage and distribution network along the Gulf Coast.

We continue our efforts to commercialize this project in order to support a final investment decision.

Enterprise to Build Mentone West 2; Mentone 3 and Leonidas Begin Service

In April 2024, we announced plans to further expand our natural gas processing capabilities in the Delaware Basin with construction of a second natural gas processing train at our Mentone West location (“Mentone West 2”) in Loving County, Texas.  This natural gas processing train, which will have the capacity to process more than 300 MMcf/d of natural gas and extract in excess of 40 MBPD of NGLs, is expected to begin service during the first half of 2026.

Additionally, we placed into service our third natural gas processing train at Mentone in the Delaware Basin (“Mentone 3”) and our seventh Midland Basin natural gas processing train (“Leonidas”).  Both Mentone 3 and Leonidas are capable of processing over 300 MMcf/d of natural gas and extracting more than 40 MBPD of NGLs.  Supported by a combination of long-term producer dedications and minimum volume commitments, Mentone 3 and Leonidas will support Permian Basin producers as they meet growing demand in the U.S. and internationally.

Enterprise Begins Initial Service on TW Products System

In March 2024, we placed into service the first phase of our Texas Western Products System (“TW Products System”) and began truck loading operations at our new Permian terminal in Gaines County, Texas.  This facility features approximately 900,000 barrels of storage for gasoline and diesel, and truck loading capacity of 10 MBPD.  We expect the remainder of the system, which includes our Jal and Moriarty Terminals located in New Mexico and Grand Junction Terminal located in Utah, to be placed into service in the second and third quarters of 2024.

Enterprise Acquires Equity Interests from Western Midstream

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

Additionally, on March 27, 2024, we acquired an additional 15% equity interest in Panola Pipeline Company, LLC (“Panola”) from an affiliate of Western Midstream for $25 million in cash consideration.  We funded the cash consideration using cash on hand.

Issuance of $2.0 Billion of Senior Notes in January 2024

In January 2024, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of senior notes due January 2027 (“Senior Notes HHH”) and (ii) $1.0 billion principal amount of senior notes due January 2034 (“Senior Notes III”).  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all of our $850 million principal amount of 3.90% Senior Notes JJ at their maturity in February 2024 and amounts outstanding under our commercial paper program).

Senior Notes HHH were issued at 99.897% of their principal amount and have a fixed interest rate of 4.60% per year.  Senior Notes III were issued at 99.705% of their principal amount and have a fixed interest rate of 4.85% per year.   The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2023 by quarter:
1st Quarter	$3.44	$0.25	$0.82	$1.11	$1.16	$1.62	$0.50	$0.22	$0.37
2nd Quarter	$2.09	$0.21	$0.67	$0.78	$0.84	$1.44	$0.40	$0.21	$0.37
3rd Quarter	$2.54	$0.30	$0.68	$0.83	$0.94	$1.55	$0.36	$0.15	$0.40
4th Quarter	$2.88	$0.23	$0.67	$0.91	$1.07	$1.48	$0.46	$0.17	$0.33
2023 Averages	$2.74	$0.25	$0.71	$0.91	$1.00	$1.52	$0.43	$0.19	$0.37

2024 by quarter:
1st Quarter	$2.25	$0.19	$0.84	$1.03	$1.14	$1.54	$0.55	$0.18	$0.43

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
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

The weighted-average indicative market price for NGLs was $0.62 per gallon in the first quarter of 2024 versus $0.66 per gallon in the first quarter of 2023.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil,	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2023 by quarter:
1st Quarter	$76.13	$77.50	$77.74	$79.00
2nd Quarter	$73.78	$74.48	$74.68	$75.87
3rd Quarter	$82.26	$83.85	$84.02	$84.72
4th Quarter	$78.32	$79.62	$79.89	$80.93
2023 Averages	$77.62	$78.86	$79.08	$80.13

2024 by quarter:
1st Quarter	$76.96	$78.55	$78.85	$79.75

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

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

Impact of Inflation

Inflation rates in the U.S. increased significantly in 2022 and remain elevated in 2024 compared to recent historical levels.  While pandemic-era supply chain disruptions have largely dissipated and measures taken by the U.S. Federal Reserve Bank have helped slow the growth of inflation, the high cost environment that began in 2022 generally remains intact in 2024.  However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results.  These benefits include: (1) provisions included in our long-term fee-based revenue contracts that offset cost increases in the form of rate escalations based on positive changes in the U.S. Consumer Price Index, Producer Price Index for Finished Goods or other factors; (2) provisions in other revenue contracts that enable us to pass through higher energy costs to customers in the form of gas, electricity and fuel rebills or surcharges; and (3) higher commodity prices, which generally enhance our results in the form of increased volumetric throughput and demand for our services.  Additionally, we take measures to mitigate the impact of cost increases in certain commodities, including a portion of our electricity needs, using fixed-price, term purchase agreements or financial derivatives.  For these reasons, the increased cost environment, caused in part by inflation, has not had a material impact on our historical results of operations for the periods presented in this report.  However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we receive.

See “Capital Investments” within this Part I, Item 2 for a discussion of the impact of inflation on our capital investment decisions.

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Revenues	$14,760	$12,444
Costs and expenses:
Operating costs and expenses:
Cost of sales	11,405	9,331
Other operating costs and expenses	954	868
Depreciation, amortization and accretion expenses	595	547
Asset impairment charges	20	13
Net gains attributable to asset sales and related matters	−	(2)
Total operating costs and expenses	12,974	10,757
General and administrative costs	66	57
Total costs and expenses	13,040	10,814
Equity in income of unconsolidated affiliates	102	104
Operating income	1,822	1,734
Other income (expense):
Interest expense	(331)	(314)
Other, net	13	12
Total other expense, net	(318)	(302)
Income before income taxes	1,504	1,432
Provision for income taxes	(21)	(10)
Net income	1,483	1,422
Net income attributable to noncontrolling interests	(26)	(31)
Net income attributable to preferred units	(1)	(1)
Net income attributable to common unitholders	$1,456	$1,390

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
NGL Pipelines & Services:
Sales of NGLs and related products	$4,400	$4,264
Midstream services	740	665
Total	5,140	4,929
Crude Oil Pipelines & Services:
Sales of crude oil	5,122	3,926
Midstream services	293	255
Total	5,415	4,181
Natural Gas Pipelines & Services:
Sales of natural gas	503	846
Midstream services	351	369
Total	854	1,215
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,965	1,814
Midstream services	386	305
Total	3,351	2,119
Total consolidated revenues	$14,760	$12,444

Total revenues for the first quarter of 2024 increased $2.3 billion when compared to the first quarter of 2023 primarily due to a $2.1 billion increase in marketing revenues.

Revenues from the marketing of NGLs, crude oil and petrochemicals and refined products increased a combined net $2.5 billion quarter-to-quarter primarily due to higher sales volumes, which accounted for a $2.8 billion increase, partially offset by lower average sales prices, which accounted for a $362 million decrease.  Revenues from the marketing of natural gas decreased $343 million quarter-to-quarter primarily due to lower average sales prices.

Revenues from midstream services for the first quarter of 2024 increased $176 million when compared to the first quarter of 2023.  Revenues from our natural gas processing facilities increased $63 million quarter-to-quarter primarily due to higher market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Revenues from our Mont Belvieu propylene production facilities increased $40 million quarter-to-quarter primarily due to higher propylene processing revenues as a result of contributions from our PDH 2 facility, which was placed into service in July 2023. Revenues from our Midland-to-ECHO System and related business activities increased $39 million quarter-to-quarter primarily due to higher transportation revenues.  Lastly, revenues from our ethylene pipelines increased $17 million quarter-to-quarter primarily due to higher deficiency fee revenues.

Operating costs and expenses

Total operating costs and expenses for the first quarter of 2024 increased $2.2 billion when compared to the first quarter of 2023.

Cost of sales
Cost of sales for the first quarter of 2024 increased a net $2.1 billion when compared to the first quarter of 2023.  The cost of sales associated with the marketing of crude oil and petrochemicals and refined products increased a combined $2.5 billion quarter-to-quarter primarily due to higher volumes, which accounted for a $2.3 billion increase, and higher average purchase prices, which accounted for an additional $157 million increase.  The cost of sales associated with the marketing of NGLs and natural gas decreased a combined net $358 million primarily due to lower average purchase prices, which accounted for a $761 million decrease, partially offset by higher volumes, which accounted for a $403 million increase.

Other operating costs and expenses
Other operating costs and expenses for the first quarter of 2024 increased $86 million when compared to the first quarter of 2023 primarily due to higher employee compensation, chemical, rental, maintenance and other operating costs.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the first quarter of 2024 increased a combined $48 million when compared to the first quarter of 2023 primarily due to higher depreciation expense on assets placed into full or limited service since the end of the first quarter of 2023.

General and administrative costs

General and administrative costs for the first quarter of 2024 increased $9 million when compared to the first quarter of 2023 primarily due to higher employee compensation costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the first quarter of 2024 decreased a net $2 million when compared to the first quarter of 2023 primarily due to lower earnings from investments in NGL pipelines and services, which accounted for a combined $8 million decrease, partially offset by higher earnings from investments in crude oil pipelines, which accounted for a $5 million increase.

Operating income

Operating income for the first quarter of 2024 increased $88 million when compared to the first quarter of 2023 due to the previously described quarter-to-quarter changes.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Interest charged on debt principal outstanding (1)	$351	$337
Impact of interest rate hedging program, including related amortization	(2)	2
Interest costs capitalized in connection with construction projects (2)	(25)	(32)
Other	7	7
Total	$331	$314

(1)	The weighted-average interest rates on debt principal outstanding during the first quarters of 2024 and 2023 were 4.60% and 4.56%, respectively.
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

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $14 million quarter-to-quarter.  This increase was primarily due to the issuance of $2.0 billion fixed-rate senior notes in January 2024, which accounted for a $21 million increase, partially offset by a $13 million decrease as a result of the retirement of $1.25 billion and $850 million of fixed-rate senior notes in March 2023 and February 2024, respectively.

For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.  For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.

Income taxes

Our income taxes are primarily comprised of our state tax obligations under the Revised Texas Franchise Tax (“Texas Margin Tax”).  Our provision for income taxes for the first quarter of 2024 increased $11 million when compared to the first quarter of 2023.

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Gross operating margin by segment:
NGL Pipelines & Services	$1,340	$1,212
Crude Oil Pipelines & Services	411	397
Natural Gas Pipelines & Services	312	314
Petrochemical & Refined Products Services	444	419
Total segment gross operating margin (1)	2,507	2,342
Net adjustment for shipper make-up rights	(17)	(7)
Total gross operating margin (non-GAAP)	$2,490	$2,335

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Operating income	$1,822	$1,734
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	582	533
Asset impairment charges in operating costs and expenses	20	13
Net gains attributable to asset sales and related matters in operating costs and expenses	–	(2)
General and administrative costs	66	57
Total gross operating margin (non-GAAP)	$2,490	$2,335

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2024	2023
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$358	$326
NGL pipelines, storage and terminals	749	690
NGL fractionation	233	196
Total	$1,340	$1,212

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	4,157	3,975
NGL marine terminal volumes (MBPD)	895	824
NGL fractionation volumes (MBPD)	1,557	1,370
Equity NGL-equivalent production volumes (MBPD) (1)	185	160
Fee-based natural gas processing volumes (MMcf/d) (2,3)	6,363	5,541

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

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the first quarter of 2024 increased $32 million when compared to the first quarter of 2023.

Gross operating margin from our NGL marketing activities increased $22 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $13 million increase, and higher non-cash, mark-to-market earnings, which accounted for an additional $8 million increase.

Gross operating margin from our Delaware Basin natural gas processing facilities increased $18 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $13 million increase, and higher fee-based natural gas processing volumes, which accounted for an additional $6 million increase.  Fee-based natural gas processing volumes at our Delaware Basin natural gas processing facilities increased 160 MMcf/d quarter-to-quarter, primarily due to processing volumes contributed by our Mentone 2 natural gas processing train, which was placed into service in October 2023.

Gross operating margin from our Midland Basin natural gas processing facilities increased a net $15 million quarter-to-quarter primarily due to higher fee-based natural gas processing volumes, which accounted for a $10 million increase, and a 13 MBPD increase in equity NGL-equivalent production volumes, which accounted for an additional $9 million increase, partially offset by higher operating expenses, which accounted for a $7 million decrease.  Fee-based natural gas processing volumes at our Midland Basin natural gas processing facilities increased 269 MMcf/d quarter-to-quarter primarily due to contributions from our Poseidon natural gas processing train, which was placed into service in July 2023.

Gross operating margin from our South Texas natural gas processing facilities increased a net $11 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $12 million increase, and lower maintenance and other operating costs, which accounted for an additional $5 million increase, partially offset by a 9 MBPD decrease in equity NGL-equivalent production volumes, which accounted for an $8 million decrease.  Fee-based natural gas processing volumes increased 57 MMcf/d quarter-to quarter.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $35 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities).  On a combined basis, fee-based natural gas processing volumes and equity NGL-equivalent production volumes increased 339 MMcf/d and 14 MBPD, respectively, quarter-to-quarter.

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets during the first quarter of 2024 increased $59 million when compared to the first quarter of 2023.

Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) increased $22 million quarter-to-quarter primarily due to an 83 MBPD increase in LPG export volumes, which accounted for a $13 million increase, and higher average loading fees, which accounted for an additional $9 million increase.  Gross operating margin at our Morgan’s Point Ethane Export Terminal decreased $8 million quarter-to-quarter primarily due to lower average loading fees, which accounted for a $6 million decrease, and a 12 MBPD decrease in export volumes, which accounted for an additional $2 million decrease.  Gross operating margin from our related Houston Ship Channel Pipeline System increased $11 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for a $5 million increase, and an 86 MBPD increase in transportation volumes, which accounted for an additional $4 million increase.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $20 million quarter-to-quarter primarily due to higher average transportation fees.  Transportation volumes on these pipelines increased a combined 43 MBPD quarter-to-quarter.

Gross operating margin from our Mont Belvieu storage complex increased $18 million quarter-to-quarter primarily due to higher storage revenues.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers.  On a combined basis, gross operating margin from these pipelines increased a net $15 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for a $20 million increase, and a 45 MBPD (net to our interest) increase in transportation volumes, which accounted for an additional $15 million increase, partially offset by lower other revenues, which accounted for a $13 million decrease and higher operating costs, which accounted for an additional $7 million decrease.

Gross operating margin from our equity investments in the Texas Express Pipeline, Texas Express Gathering System and Front Range Pipeline decreased a combined $12 million quarter-to-quarter primarily due to lower transportation fees on our Texas Express Pipeline and Gathering System, which accounted for a $10 million decrease, and a 16 MBPD (net to our interest) decrease in transportation volumes, which accounted for an additional $3 million decrease.

Gross operating margin from our South Texas NGL Pipeline System decreased $7 million quarter-to-quarter primarily due to lower average transportation and related fees, which accounted for an $8 million decrease, and higher maintenance and other operating costs, which accounted for an additional $3 million decrease, partially offset by a 17 MBPD increase in transportation volumes, which accounted for a $4 million increase.

NGL fractionation
Gross operating margin from NGL fractionation during the first quarter of 2024 increased $37 million when compared to the first quarter of 2023.  Gross operating margin from our Mont Belvieu NGL fractionation complex increased $39 million quarter-to-quarter primarily due to a 209 MBPD (net to our interest) increase in fractionation volumes, which accounted for a $39 million increase, and higher ancillary service revenues, which accounted for an additional $13 million increase, partially offset by higher storage and other operating costs, which accounted for a $9 million decrease.  NGL fractionation volumes at our Mont Belvieu NGL fractionation complex increased primarily due to contributions from Frac 12, which entered service in July 2023 and the acquisition of the remaining equity interest in EF78 in February 2024.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2024	2023
Segment gross operating margin	$411	$397

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,381	2,300
Crude oil marine terminal volumes (MBPD)	1,094	841

Gross operating margin from our Crude Oil Pipelines & Services segment for the first quarter of 2024 increased $14 million when compared to the first quarter of 2023.

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $21 million quarter-to-quarter primarily due to higher average transportation fees and related margins from marketing activities, which accounted for a $25 million increase, and a 65 MBPD (net to our interest) increase in transportation volumes, which accounted for an additional $9 million increase, partially offset by higher operating costs, which accounted for a $10 million decrease.

Gross operating margin from crude oil activities at EHT increased a net $1 million quarter-to-quarter primarily due to higher loading revenues, which accounted for a $7 million increase, partially offset by lower storage and other revenues, which accounted for a $5 million decrease.  Crude oil terminal volumes at EHT increased 273 MBPD quarter-to-quarter.

Gross operating margin from our Texas in-basin crude oil pipelines, terminals and other marketing activities (excluding our Midland-to-ECHO System and Seaway Pipeline) decreased a combined net $10 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $21 million decrease, higher operating costs, which accounted for a $7 million decrease, and lower average transportation fees, which accounted for an additional $5 million decrease, partially offset by higher sales volumes, which accounted for a $12 million increase, and higher other revenues which accounted for an additional $13 million increase.  Crude oil transportation volumes on these pipelines decreased a combined 2 MBPD (net to our interest) quarter-to-quarter.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2024	2023
Segment gross operating margin	$312	$314

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	18,615	18,023

Gross operating margin from our Natural Gas Pipelines & Services segment for the first quarter of 2024 decreased $2 million when compared to the first quarter of 2023.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains decreased $37 million quarter-to-quarter primarily due to lower average gathering fees. The gathering fees on these systems are indexed to regional gas prices, which were lower during the first quarter of 2024 compared to the first quarter of 2023.  Gathering volumes on our Rocky Mountain gathering systems decreased a combined 16 BBtus/d quarter-to-quarter.

Gross operating margin from our natural gas marketing activities increased $17 million quarter-to-quarter primarily due to higher sales volumes and higher average sales margins.

Gross operating margin from our Texas Intrastate System increased $14 million quarter-to-quarter primarily due to higher capacity reservation fees and other revenues, which accounted for an $8 million increase, and lower operating costs, which accounted for an additional $4 million increase. Transportation volumes on our Texas Intrastate System increased 46 BBtus/d quarter-to-quarter.

Gross operating margin from our Delaware and Midland Basin Gathering Systems increased a combined $4 million quarter-to-quarter primarily due to a 503 BBtus/d increase in natural gas gathering volumes, which accounted for a $16 million increase, partially offset by higher rental, maintenance and other operating costs, which accounted for a $12 million decrease.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2024	2023
Segment gross operating margin:
Propylene production and related activities	$137	$182
Butane isomerization and related operations	33	26
Octane enhancement and related plant operations	142	85
Refined products pipelines and related activities	72	87
Ethylene exports and related activities	48	29
Marine transportation and other services	12	10
Total	$444	$419

Selected volumetric data:
Propylene production volumes (MBPD)	96	95
Butane isomerization volumes (MBPD)	117	98
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	196	152
Octane enhancement and related plant sales volumes (MBPD) (1)	35	25
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	859	782
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	330	321

(1)	Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Mont Belvieu complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Gross operating margin from propylene production and related activities for the first quarter of 2024 decreased $45 million when compared to the first quarter of 2023.

On a combined basis, gross operating margin from our Mont Belvieu propylene production facilities decreased a net $38 million quarter-to-quarter primarily due to lower propylene sales volumes, which accounted for a $38 million decrease, higher operating costs, which accounted for a $34 million decrease, and lower average propylene sales margins, which accounted for an additional $13 million decrease, partially offset by higher propylene processing revenues, which accounted for a $39 million increase.  Propylene and associated by-product production volumes at these facilities were flat quarter-to-quarter (net to our interest) primarily due to contributions from our PDH 2 facility, which was placed into service in July 2023, offset by downtime for maintenance at our PDH 1 facility and several of our propylene splitters during the first quarter of 2024.  Maintenance activities on our propylene splitters were completed in early April 2024 and maintenance activities on our PDH 1 facility are expected to be completed during the second quarter of 2024.  Our PDH 2 facility is expected to experience downtime beginning in June 2024 to address start up issues that once resolved will allow us to achieve nameplate production capacity.  We anticipate a resumption of operations at the PDH 2 facility during the third quarter of 2024.

Butane isomerization and related operations
Gross operating margin from butane isomerization and related operations for the first quarter of 2024 increased $7 million when compared to the first quarter of 2023 primarily due to a 19 MBPD increase in isomerization volumes.

Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations for the first quarter of 2024 increased $57 million when compared to the first quarter of 2023 primarily due to higher sales volumes, which accounted for a $25 million increase, higher deficiency revenues, which accounted for an $18 million increase, and higher average sales margins, which accounted for an additional $10 million increase.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities for the first quarter of 2024 decreased $15 million when compared to the first quarter of 2023.

Gross operating margin from our refined products marketing activities decreased a net $16 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $20 million decrease, partially offset by higher sales volumes, which accounted for a $4 million increase.

Ethylene exports and related activities
Gross operating margin from ethylene exports and related activities for the first quarter of 2024 increased $19 million when compared to the first quarter of 2023 primarily due to higher deficiency fee revenues from our ethylene pipelines and ethylene export terminal.  Ethylene transportation volumes increased 26 MBPD and ethylene export volumes decreased 3 MBPD quarter-to-quarter (net to our interest).

Marine transportation and other services
Gross operating margin from marine transportation and other services increased a net $2 million quarter-to-quarter primarily due to higher average fees, which accounted for a $5 million increase, partially offset by higher operating costs, which accounted for a $3 million decrease.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At March 31, 2024, we had $4.5 billion of consolidated liquidity.  This amount was comprised of $4.2 billion of available borrowing capacity under EPO’s revolving credit facilities and $283 million of unrestricted cash on hand.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.  In addition, we have a registration statement on file with the SEC covering the issuance of up to $2.5 billion of the Partnership’s common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).

Enterprise Declares Cash Distribution for First Quarter of 2024

On April 5, 2024, we announced that the Board declared a quarterly cash distribution of $0.515 per common unit, or $2.06 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2024.  The quarterly distribution is payable on May 14, 2024 to unitholders of record as of the close of business on April 30, 2024.  The total amount to be paid is $1.13 billion, which includes $11 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  Management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt

At March 31, 2024, the average maturity of EPO’s consolidated debt obligations was approximately 18.8 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2024 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Senior Notes	$27,425	$–	$1,150	$1,625	$1,575	$1,000	$22,075
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$29,721	$–	$1,150	$1,625	$1,575	$1,000	$24,371

In January 2024, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of senior notes due January 2027 (“Senior Notes HHH”) and (ii) $1.0 billion principal amount of senior notes due January 2034 (“Senior Notes III”).  Senior Notes HHH were issued at 99.897% of their principal amount and have a fixed interest rate of 4.60% per year.  Senior Notes III were issued at 99.705% of their principal amount and have a fixed interest rate of 4.85% per year.  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all of our $850 million principal amount of 3.90% Senior Notes JJ at their maturity in February 2024 and amounts outstanding under our commercial paper program).

In March 2024, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2024 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement.  The March 2024 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2025.  EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement.  As of March 31, 2024, there are no principal amounts outstanding under this new revolving credit agreement.

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of May 9, 2024, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, A3 from Moody’s and A- from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors.  During the first quarter of 2024, the Partnership repurchased 1,386,835 common units through open market purchases.  The total cost of these repurchases, including commissions and fees, was $40 million.  As of March 31, 2024, the remaining available capacity under the 2019 Buyback Program was $1.0 billion.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Three Months Ended March 31,
	2024	2023
Net cash flows provided by operating activities	$2,111	$1,583
Cash used in investing activities	1,038	637
Cash used in financing activities	1,009	876

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities. Changes in energy commodity prices may impact the demand for natural gas, NGLs, crude oil, petrochemicals and refined products, which could impact sales of our products and the demand for our midstream services.  Changes in demand for our products and services may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, public health emergencies, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their contractual obligations to us in connection with our marketing activities and long-term take-or-pay and dedication agreements.  For a more complete discussion of these and other risk factors pertinent to our business, see “Risk Factors” included under Part I, Item 1A of the 2023 Form 10-K.

For additional information regarding our cash flow amounts, please refer to the Unaudited Condensed Statements of Consolidated Cash Flows included under Part I, Item 1 of this quarterly report.

The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the first quarter of 2024 increased $528 million when compared to the first quarter of 2023 primarily due to:

•
a $403 million quarter-to-quarter increase from changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments; and

•
a $132 million quarter-to-quarter increase resulting from higher partnership earnings (determined by adjusting our $61 million quarter-to-quarter increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows).

For information regarding significant quarter-to-quarter changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Cash used in investing activities during the first quarter of 2024 increased $401 million when compared to the first quarter of 2023 primarily due to an increase in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).

Financing activities
Cash used in financing activities during the first quarter of 2024 increased a net $133 million when compared to the first quarter of 2023 primarily due to:

•
a $400 million cash outflow during the first quarter of 2024 in connection with the acquisition of noncontrolling interests.  In February 2024, we acquired the remaining 20% equity interest in Whitethorn and remaining 25% equity interest in EF78 from affiliates of Western Midstream for total cash consideration of $375 million.  In March 2024, we acquired an additional 15% equity interest in Panola from an affiliate of Western Midstream for $25 million in cash consideration; and

•	a $53 million quarter-to-quarter increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit; partially offset by

•
a net cash inflow of $649 million related to debt transactions that occurred during the first quarter of 2024 compared to a net cash inflow of $307 million related to debt transactions that occurred during the first quarter of 2023.  During the first quarter of 2024, we issued $2.0 billion aggregate principal amount of senior notes, partially offset by the repayment of $850 million principal amount of senior notes and net repayments of $450 million under EPO’s commercial paper program.  During the first quarter of 2023, we issued $1.75 billion aggregate principal amount of senior notes, partially offset by the repayment of $1.25 billion principal amount of senior notes and net repayments of $194 million under EPO’s commercial paper program.

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

We measure available cash by reference to distributable cash flow (“DCF”), which is a non-GAAP liquidity measure.  DCF is an important financial measure for our common unitholders since it serves as an indicator of our success in providing a cash return on investment.  Specifically, this financial measure indicates to investors whether or not we are generating cash flows at a level that can sustain our declared quarterly cash distributions.  DCF is also a quantitative standard used by the investment community with respect to publicly traded partnerships since the value of a partnership unit is, in part, measured by its yield, which is based on the amount of cash distributions a partnership can pay to a unitholder.  Our management compares the DCF we generate to the cash distributions we expect to pay our common unitholders.  Using this metric, management computes our distribution coverage ratio.   Our calculation of DCF may or may not be comparable to similarly titled measures used by other companies.

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

Our use of DCF and Operational DCF for the limited purposes described above and in this quarterly report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure to DCF and Operational DCF.  For a discussion of net cash flows provided by operating activities, see “Cash Flow Statement Highlights” within this Part I, Item 2.

The following table summarizes our calculation of DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2024		2023
Net income attributable to common unitholders (GAAP) (1)	$1,456		$1,390
Adjustments to net income attributable to common unitholders to derive DCF and Operational DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	616		567
Cash distributions received from unconsolidated affiliates (2)	112		119
Equity in income of unconsolidated affiliates	(102)		(104)
Asset impairment charges	20		13
Change in fair market value of derivative instruments	4		3
Deferred income tax expense	9		3
Sustaining capital expenditures (3)	(180)		(84)
Other, net	7		8
Operational DCF (non-GAAP)	$1,942		$1,915
Proceeds from asset sales and other matters	2		2
Monetization of interest rate derivative instruments accounted for as cash flow hedges	(29)		21
DCF (non-GAAP)	$1,915		$1,938

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,129		$1,075

Cash distribution per common unit declared by Enterprise GP with respect to period (4)	$0.5150		$0.4900

Total DCF retained by the Partnership with respect to period (5)	$786		$863

Distribution coverage ratio (6)	1.7	x	1.8	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
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

The following table presents a reconciliation of net cash flows provided by operating activities to DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Net cash flows provided by operating activities (GAAP)	$2,111	$1,583
Adjustments to reconcile net cash flows provided by operating activities to DCF and Operational DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	36	439
Sustaining capital expenditures	(180)	(84)
Distributions received from unconsolidated affiliates attributable to the return of capital	15	15
Net income attributable to noncontrolling interests	(26)	(31)
Other, net	(14)	(7)
Operational DCF (non-GAAP)	$1,942	$1,915
Proceeds from asset sales and other matters	2	2
Monetization of interest rate derivative instruments accounted for as cash flow hedges	(29)	21
DCF (non-GAAP)	$1,915	$1,938

Capital Investments

Since the beginning of 2024, we placed into service two natural gas processing trains in the Permian Basin and the first phase of our TW Products System.  We have approximately $6.9 billion of growth capital projects scheduled to be completed by the first half of 2026, including the following major projects (including their respective scheduled completion dates):

•	the second phase of our TW Products System (second and third quarters of 2024);

•	natural gas gathering expansion projects in the Delaware and Midland Basins (2024 and 2025);

•	the expansion of our LPG and PGP export capacity at EHT (first half of 2025);

•	the Bahia NGL Pipeline (first half of 2025);

•	an NGL fractionator (“Frac 14”) and an associated DIB unit at our Mont Belvieu NGL fractionation complex in Chambers County, Texas (second half of 2025);

•	our first natural gas processing train at our Mentone West location in the Delaware Basin (second half of 2025);

•	an eighth natural gas processing train (“Orion”) in the Midland Basin (second half of 2025);

•	an expansion of our Morgan’s Point terminal to increase ethylene export capacity (second half of 2024 and second half of 2025);

•	our Neches River Ethane / Propane Export Facility located in Orange County, Texas (second half of 2025 and first half of 2026); and

•	our second natural gas processing train at our Mentone West location in the Delaware Basin (first half of 2026).

Based on information currently available, we expect our total capital investments for 2024, net of contributions from noncontrolling interests, to approximate $3.8 billion to $4.3 billion, which reflects growth capital investments of $3.25 billion to $3.75 billion and sustaining capital expenditures of $550 million.  These amounts do not include capital investments associated with our proposed deep-water offshore crude oil terminal (the Sea Port Oil Terminal, or “SPOT”), which remains subject to a final investment decision.

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

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$909	$542
Sustaining capital projects (3)	138	111
Total	$1,047	$653

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

Comparison of First Quarter of 2024 with the First Quarter of 2023

In total, investments in growth capital projects increased $367 million quarter-to-quarter primarily due to the following:

•	higher investments in ethane, ethylene, and LPG export expansion projects at our Gulf Coast terminals, which accounted for a $163 million increase;

•	higher investments in the construction of natural gas processing trains and related gathering system expansions in the Delaware and Midland Basins, which accounted for a $112 million increase; and

•	higher investments in our Bahia NGL Pipeline, which accounted for an additional $76 million increase.

Investments attributable to sustaining capital projects increased $27 million quarter-to-quarter primarily due to higher major maintenance activities performed at certain of our reaction-based plants (e.g., our PDH 1 and iBDH facilities) and fluctuations in timing and costs of pipeline integrity and similar projects.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2023 Form 10-K.  The following types of estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations.  At March 31, 2024, the total amount of Guaranteed Debt was $30.0 billion, which was comprised of $27.4 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes, and $253 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $47.8 billion at March 31, 2024.  The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the first quarter of 2024 was $1.6 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries.  We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing.  Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	March 31, 2024	December 31, 2023
Current receivables from Non-Obligor Subsidiaries	$2,419	$2,569
Other current assets	5,066	5,416
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $47.8 billion at March 31, 2024 and $46.8 billion at December 31, 2023	9,269	9,185

Selected liability information:
Current portion of Guaranteed Debt, including interest of $253 million at March 31, 2024 and $455 million at December 31, 2023	$1,402	$1,755
Current payables to Non-Obligor Subsidiaries	1,502	1,567
Other current liabilities	4,155	4,239
Noncurrent portion of Guaranteed Debt, principal only	28,557	27,707
Noncurrent payables to Non-Obligor Subsidiaries	56	57
Other noncurrent liabilities	113	122

Mezzanine equity of Obligor Group:
Preferred units	$49	$49

The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Three Months Ended March 31, 2024	For the Twelve Months Ended December 31, 2023
Revenues from Non-Obligor Subsidiaries	$5,420	$17,344
Revenues from other sources	5,016	15,375
Operating income of Obligor Group	192	835
Net loss of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $1.6 billion for the three months ended March 31, 2024 and $6.0 billion for the twelve months ended December 31, 2023	(150)	(483)

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

At March 31, 2024, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	March 31, 2024	April 15, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$7	$(1)	$(6)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	6	(3)	(9)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	8	1	(3)

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	March 31, 2024	April 15, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$39	$25	$39
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	9	14	22
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	69	36	56

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	March 31, 2024	April 15, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$66	$(76)	$(112)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(61)	(206)	(209)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	193	54	(15)

Commercial energy derivative portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	March 31, 2024		April 15, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(9)	$	−	$3
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	9		16	20
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(27)		(16)	(14)

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management carried out an evaluation, with the participation of (i) A. James Teague, Co-Chief Executive Officer of Enterprise GP, (ii) W. Randall Fowler, Co-Chief Executive Officer of Enterprise GP and (iii) R. Daniel Boss, Executive Vice President and Chief Financial Officer of Enterprise GP, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, as of the end of the period covered by this quarterly report, Messrs. Teague, Fowler and Boss concluded:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 302 and 906 Certifications

The required certifications of Messrs. Teague, Fowler and Boss under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this quarterly report (see Exhibits 31 and 32 under Part II, Item 6 of this quarterly report).

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

ITEM 1A.  RISK FACTORS.

An investment in our securities involves certain risks.  Security holders and potential investors in our securities should carefully consider the risks described under “Risk Factors” set forth in Part I, Item 1A of our 2023 Form 10-K, in addition to other information in such annual report and this quarterly report.  The risk factors set forth in our 2023 Form 10-K are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

The Partnership made a quarterly PIK distribution of 19,423 preferred units to OTA Holdings, Inc., an indirect, wholly owned subsidiary of the Partnership (“OTA”) in the first quarter of 2024.  The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

The issuance of preferred units as a PIK distribution during the first quarter of 2024 was undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the first quarter of 2024.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the first quarter of 2024:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
January 2024	–	$–	–	$1,081,686
February 2024	–	$–	–	$1,081,686
March 2024	1,386,835	$28.82	1,386,835	$1,041,714
Vesting of phantom unit awards:
February 2024 (2)	2,192,379	$27.25	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of the Partnership’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 6,871,756 phantom unit awards that vested in February 2024 and converted to common units, 2,192,379 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Enterprise GP adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
364-Day Revolving Credit Agreement, dated as of March 29, 2024, by and among Enterprise Products Operating LLC, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent, and certain financial institutions named therein, as Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 29, 2024).

10.2
Guaranty Agreement, dated as of March 29, 2024, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 29, 2024).

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at March 31, 2024.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2024.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2024.

31.3#	Sarbanes-Oxley Section 302 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2024.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2024.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2024.
32.3#	Sarbanes-Oxley Section 906 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2024.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2024.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President and Chief Financial Officer of the General Partner