Form 10-Q
period 2024-06-30
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2024-08-09
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 2,170,301,640 common units of Enterprise Products Partners L.P. outstanding at the close of business on July 31, 2024.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$138	$180
Restricted cash	296	140
Accounts receivable – trade, net of allowance for credit losses of $37 at June 30, 2024 and $35 at December 31, 2023	8,647	7,765
Accounts receivable – related parties	8	7
Inventories (see Note 3)	3,356	3,352
Derivative assets (see Note 13)	465	347
Prepaid and other current assets	543	457
Total current assets	13,453	12,248
Property, plant and equipment, net (see Note 4)	47,436	45,804
Investments in unconsolidated affiliates (see Note 5)	2,292	2,330
Intangible assets, net (see Note 6)	3,671	3,770
Goodwill (see Note 6)	5,608	5,608
Other assets	1,101	1,222
Total assets	$73,561	$70,982

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$2,049	$1,300
Accounts payable – trade	1,147	1,195
Accounts payable – related parties	109	199
Accrued product payables	9,859	8,911
Accrued interest	487	455
Derivative liabilities (see Note 13)	450	396
Other current liabilities	708	675
Total current liabilities	14,809	13,131
Long-term debt (see Note 7)	28,289	27,448
Deferred tax liabilities (see Note 15)	625	611
Other long-term liabilities	992	984
Commitments and contingent liabilities (see Note 16)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,502 units outstanding at June 30, 2024 and 50,412 units outstanding at December 31, 2023)	49	49
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,170,301,640 units issued and outstanding at June 30, 2024, 2,168,245,238 units issued and outstanding at December 31, 2023)	29,110	28,663
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	176	307
Total partners’ equity	27,989	27,673
Noncontrolling interests in consolidated subsidiaries	808	1,086
Total equity	28,797	28,759
Total liabilities, preferred units, and equity	$73,561	$70,982

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Third parties	$13,472	$10,638	$28,217	$23,069
Related parties	11	13	26	26
Total revenues (see Note 9)	13,483	10,651	28,243	23,095
Costs and expenses:
Operating costs and expenses:
Third party and other costs	11,400	8,805	24,011	19,237
Related parties	362	332	725	657
Total operating costs and expenses	11,762	9,137	24,736	19,894
General and administrative costs:
Third party and other costs	17	18	44	41
Related parties	40	38	79	72
Total general and administrative costs	57	56	123	113
Total costs and expenses (see Note 10)	11,819	9,193	24,859	20,007
Equity in income of unconsolidated affiliates	101	121	203	225
Operating income	1,765	1,579	3,587	3,313
Other income (expense):
Interest expense	(332)	(302)	(663)	(616)
Interest income	4	5	17	17
Other, net	–	14	–	14
Total other expense, net	(328)	(283)	(646)	(585)
Income before income taxes	1,437	1,296	2,941	2,728
Provision for income taxes (see Note 15)	(15)	(13)	(36)	(23)
Net income	1,422	1,283	2,905	2,705
Net income attributable to noncontrolling interests	(16)	(29)	(42)	(60)
Net income attributable to preferred units	(1)	(1)	(2)	(2)
Net income attributable to common unitholders	$1,405	$1,253	$2,861	$2,643

Earnings per unit: (see Note 11)
Basic earnings per common unit	$0.64	$0.57	$1.31	$1.21
Diluted earnings per common unit	$0.64	$0.57	$1.30	$1.20

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$1,422	$1,283	$2,905	$2,705
Other comprehensive income (loss):
Cash flow hedges: (see Note 13)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	79	46	(83)	(43)
Reclassification of gains to net income	(45)	(16)	(47)	(48)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	–	–	2	(5)
Reclassification of gains to net income	(1)	(3)	(3)	(1)
Total cash flow hedges	33	27	(131)	(97)
Total other comprehensive income (loss)	33	27	(131)	(97)
Comprehensive income	1,455	1,310	2,774	2,608
Comprehensive income attributable to noncontrolling interests	(16)	(29)	(42)	(60)
Comprehensive income attributable to preferred units	(1)	(1)	(2)	(2)
Comprehensive income attributable to common unitholders	$1,438	$1,280	$2,730	$2,546

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$2,905	$2,705
Reconciliation of net income to net cash flow provided by operating activities:
Depreciation and accretion	981	910
Amortization of intangible assets	101	96
Amortization of major maintenance costs for reaction-based plants	27	31
Other amortization expense	118	106
Impairment of assets other than goodwill	24	16
Equity in income of unconsolidated affiliates	(203)	(225)
Distributions received from unconsolidated affiliates attributable to earnings	204	217
Net losses (gains) attributable to asset sales and related matters	5	(4)
Deferred income tax expense (benefit)	14	(8)
Change in fair market value of derivative instruments	(8)	10
Non-cash expense related to long-term operating leases (see Note 16)	43	33
Net effect of changes in operating accounts (see Note 17)	(527)	(403)
Other operating activities	1	1
Net cash flow provided by operating activities	3,685	3,485
Investing activities:
Capital expenditures	(2,311)	(1,433)
Distributions received from unconsolidated affiliates attributable to the return of capital	39	30
Proceeds from asset sales and other matters	6	6
Other investing activities	(15)	(5)
Net cash flow used in investing activities	(2,281)	(1,402)
Financing activities:
Borrowings under debt agreements	38,281	28,595
Repayments of debt	(36,685)	(28,238)
Debt issuance costs	(19)	(17)
Monetization of interest rate derivative instruments	(29)	21
Cash distributions paid to common unitholders (see Note 8)	(2,235)	(2,129)
Cash payments made in connection with distribution equivalent rights	(21)	(19)
Cash distributions paid to noncontrolling interests	(63)	(81)
Cash contributions from noncontrolling interests	25	15
Repurchase of common units under 2019 Buyback Program	(80)	(92)
Acquisition of noncontrolling interests	(400)	(10)
Other financing activities	(64)	(57)
Net cash flow used in financing activities	(1,290)	(2,012)
Net change in cash and cash equivalents, including restricted cash	114	71
Cash and cash equivalents, including restricted cash, at beginning of period	320	206
Cash and cash equivalents, including restricted cash, at end of period	$434	$277

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended June 30, 2024:
Balance March 31, 2024	$28,831	$(1,297)	$143	$800	$28,477
Net income	1,405	–	–	16	1,421
Cash distributions paid to common unitholders	(1,118)	–	–	–	(1,118)
Cash payments made in connection with distribution equivalent rights	(11)	–	–	–	(11)
Cash distributions paid to noncontrolling interests	–	–	–	(25)	(25)
Cash contributions from noncontrolling interests	–	–	–	17	17
Repurchase and cancellation of common units under 2019 Buyback Program	(40)	–	–	–	(40)
Amortization of fair value of equity-based awards	44	–	–	–	44
Cash flow hedges	–	–	33	–	33
Other, net	(1)	–	–	–	(1)
Balance, June 30, 2024	$29,110	$(1,297)	$176	$808	$28,797

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Six Months Ended June 30, 2024:
Balance, December 31, 2023	$28,663	$(1,297)	$307	$1,086	$28,759
Net income	2,861	–	–	42	2,903
Cash distributions paid to common unitholders	(2,235)	–	–	–	(2,235)
Cash payments made in connection with distribution equivalent rights	(21)	–	–	–	(21)
Cash distributions paid to noncontrolling interests	–	–	–	(63)	(63)
Cash contributions from noncontrolling interests	–	–	–	25	25
Repurchase and cancellation of common units under 2019 Buyback Program	(80)	–	–	–	(80)
Amortization of fair value of equity-based awards	100	–	–	–	100
Acquisition of noncontrolling interests	(118)	–	–	(282)	(400)
Cash flow hedges	–	–	(131)	–	(131)
Other, net	(60)	–	–	–	(60)
Balance, June 30, 2024	$29,110	$(1,297)	$176	$808	$28,797

See Notes to Unaudited Condensed Consolidated Financial Statements.  For information regarding Unit History and
Accumulated Other Comprehensive Income (Loss), see Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended June 30, 2023:
Balance, March 31, 2023	$27,843	$(1,297)	$241	$1,072	$27,859
Net income	1,253	–	–	29	1,282
Cash distributions paid to common unitholders	(1,065)	–	–	–	(1,065)
Cash payments made in connection with distribution equivalent rights	(10)	–	–	–	(10)
Cash distributions paid to noncontrolling interests	–	–	–	(39)	(39)
Cash contributions from noncontrolling interests	–	–	–	11	11
Repurchase and cancellation of common units under 2019 Buyback Program	(75)	–	–	–	(75)
Amortization of fair value of equity-based awards	44	–	–	–	44
Acquisition of noncontrolling interests	(8)	–	–	(2)	(10)
Cash flow hedges	–	–	27	–	27
Other, net	(2)	–	–	–	(2)
Balance, June 30, 2023	$27,980	$(1,297)	$268	$1,071	$28,022

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Six Months Ended June 30, 2023:
Balance, December 31, 2022	$27,555	$(1,297)	$365	$1,079	$27,702
Net income	2,643	–	–	60	2,703
Cash distributions paid to common unitholders	(2,129)	–	–	–	(2,129)
Cash payments made in connection with distribution equivalent rights	(19)	–	–	–	(19)
Cash distributions paid to noncontrolling interests	–	–	–	(81)	(81)
Cash contributions from noncontrolling interests	–	–	–	15	15
Repurchase and cancellation of common units under 2019 Buyback Program	(92)	–	–	–	(92)
Amortization of fair value of equity-based awards	85	–	–	–	85
Acquisition of noncontrolling interests	(8)	–	–	(2)	(10)
Cash flow hedges	–	–	(97)	–	(97)
Other, net	(55)	–	–	–	(55)
Balance, June 30, 2023	$27,980	$(1,297)	$268	$1,071	$28,022

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at June 30, 2024.

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

Our results of operations for the six months ended June 30, 2024 are not necessarily indicative of results expected for the full year of 2024.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$138	$180
Restricted cash	296	140
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$434	$320

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	June 30, 2024	December 31, 2023
NGLs	$2,232	$2,392
Petrochemicals and refined products	530	536
Crude oil	587	419
Natural gas	7	5
Total	$3,356	$3,352

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales (1)	$10,184	$7,679	$21,589	$17,010
Lower of cost or net realizable value adjustments recognized in cost of sales	1	2	2	9

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years	June 30, 2024	December 31, 2023
Plants, pipelines and facilities (1)(5)	3-45	$59,445	$57,983
Underground and other storage facilities (2)(6)	5-40	4,559	4,401
Transportation equipment (3)	3-10	258	242
Marine vessels (4)	15-30	940	935
Land		412	411
Construction in progress		3,018	2,245
Subtotal		68,632	66,217
Less accumulated depreciation		21,410	20,462
Subtotal property, plant and equipment, net		47,222	45,755
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)		214	49
Property, plant and equipment, net		$47,436	$45,804

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  On a weighted-average basis, the expected remaining amortization period for these costs is 3.7 years.

Property, plant and equipment at June 30, 2024 and December 31, 2023 includes $134 million and $109 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2023:

ARO liability balance, December 31, 2023	$225
Liabilities incurred (1)	–
Revisions in estimated cash flows (2)	28
Liabilities settled (3)	(1)
Accretion expense (4)	5
ARO liability balance, June 30, 2024	$257

(1)	Represents the initial recognition of estimated ARO liabilities during the period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during the period.
(3)	Represents cash payments to settle ARO liabilities during the period.
(4)	Represents the net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $257 million total ARO liability recorded at June 30, 2024, $6 million was reflected as a current liability and $251 million as a long-term liability.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense (1)	$491	$453	$976	$903
Capitalized interest (2)	26	37	51	69

(1)	Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

	June 30, 2024	December 31, 2023
NGL Pipelines & Services	$600	$612
Crude Oil Pipelines & Services	1,656	1,681
Natural Gas Pipelines & Services	33	33
Petrochemical & Refined Products Services	3	4
Total	$2,292	$2,330

The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NGL Pipelines & Services	$26	$30	$57	$69
Crude Oil Pipelines & Services	73	88	142	152
Natural Gas Pipelines & Services	1	2	3	3
Petrochemical & Refined Products Services	1	1	1	1
Total	$101	$121	$203	$225

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	June 30, 2024			December 31, 2023
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(269)	$180	$449	$(263)	$186
Contract-based intangibles	753	(125)	628	752	(110)	642
Segment total	1,202	(394)	808	1,201	(373)	828
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(579)	1,616	2,195	(530)	1,665
Contract-based intangibles	283	(277)	6	283	(275)	8
Segment total	2,478	(856)	1,622	2,478	(805)	1,673
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,351	(644)	707	1,351	(625)	726
Contract-based intangibles	642	(216)	426	641	(209)	432
Segment total	1,993	(860)	1,133	1,992	(834)	1,158
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(88)	93	181	(86)	95
Contract-based intangibles	45	(30)	15	45	(29)	16
Segment total	226	(118)	108	226	(115)	111
Total intangible assets	$5,899	$(2,228)	$3,671	$5,897	$(2,127)	$3,770

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NGL Pipelines & Services	$11	$10	$21	$19
Crude Oil Pipelines & Services	26	25	51	48
Natural Gas Pipelines & Services	13	13	26	25
Petrochemical & Refined Products Services	1	2	3	4
Total	$51	$50	$101	$96

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2024	2025	2026	2027	2028
$107	$209	$203	$185	$181

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2023 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	June 30, 2024	December 31, 2023
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$900	$450
Senior Notes JJ, 3.90% fixed-rate, due February 2024	–	850
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150	1,150
March 2024 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2025 (1)	–	–
Senior Notes FFF, 5.05% fixed-rate, due January 2026	750	750
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
Senior Notes HHH, 4.60% fixed-rate, due January 2027	1,000	–
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2028 (2)	–	–
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	1,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes III, 4.85% fixed-rate, due January 2034	1,000	–
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	28,325	26,725
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)(7)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)(7)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)(7)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)(7)	700	700
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (3)(7)	14	14
Total principal amount of senior and junior debt obligations	30,621	29,021
Other, non-principal amounts	(283)	(273)
Less current maturities of debt	(2,049)	(1,300)
Total long-term debt	$28,289	$27,448

(1)	Under the terms of the agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election provided certain conditions are met).
(2)	Under the terms of the agreement, EPO may borrow up to $2.7 billion (which may be increased by up to $500 million to $3.2 billion at EPO’s election provided certain conditions are met).
(3)	Variable rate is reset quarterly and based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus (a) a 0.26161% tenor spread adjustment and (b) 2.778%.
(4)	Variable rate is reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.986%.
(5)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 3.033%.
(6)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.57%.
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

Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the six months ended June 30, 2024:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	5.45% to 5.50%	5.46%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	8.38% to 8.42%	8.39%
EPO Junior Subordinated Notes D	8.57% to 8.64%	8.59%

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

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at June 30, 2024 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Commercial Paper Notes	$900	$900	$–	$–	$–	$–	$–
Senior Notes	27,425	–	1,150	1,625	1,575	1,000	22,075
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$30,621	$900	$1,150	$1,625	$1,575	$1,000	$24,371

March 2024 $1.5 Billion 364-Day Revolving Credit Agreement

In March 2024, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2024 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement.  There were no principal amounts outstanding under the prior 364-day revolving credit agreement when it was replaced by the March 2024 $1.5 Billion 364-Day Revolving Credit Agreement.  As of June 30, 2024, there were no principal amounts outstanding under the March 2024 $1.5 Billion 364-Day Revolving Credit Agreement.

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

Letters of Credit

At June 30, 2024, EPO had $22 million of letters of credit outstanding primarily related to our insurance program.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at June 30, 2024.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2023:

Common units outstanding at December 31, 2023	2,168,245,238
Common unit repurchases under 2019 Buyback Program	(1,386,835)
Common units issued in connection with the vesting of phantom unit awards, net	4,679,377
Other	20,574
Common units outstanding at March 31, 2024	2,171,558,354
Common unit repurchases under 2019 Buyback Program	(1,419,581)
Common units issued in connection with the vesting of phantom unit awards, net	162,867
Common units outstanding at June 30, 2024	2,170,301,640

Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the six months ended June 30, 2024.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of June 30, 2024.

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

During the three and six months ended June 30, 2024, the Partnership repurchased 1,419,581 and 2,806,416 common units, respectively, under the 2019 Buyback Program through open market purchases.  The total cost of these repurchases, including commissions and fees, was $40 million and $80 million, respectively.  During the three and six months ended June 30, 2023, the Partnership repurchased 2,910,121 and 3,592,710 common units, respectively, under the 2019 Buyback Program through open market purchases.  The total cost of these repurchases, including commissions and fees, was $75 million and $92 million, respectively.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At June 30, 2024, the remaining available capacity under the 2019 Buyback Program was $1.0 billion.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,842,244 new common units to employees in connection with the vesting of phantom unit awards during the six months ended June 30, 2024.  See Note 12 for information regarding our phantom unit awards.

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

During the six months ended June 30, 2024, agents of the Partnership purchased 3,364,678 common units on the open market and delivered them to participants in the DRIP and EUPP.  Apart from $2 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on August 14, 2024.

Preferred Units

The following table summarizes changes in the number of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding since December 31, 2023.

Preferred units outstanding at December 31, 2023 and March 31, 2024	50,412
Paid in-kind distribution to third party	90
Preferred units outstanding at June 30, 2024	50,502

We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.

During the six months ended June 30, 2024, the Partnership made quarterly cash distributions to its preferred unitholders of $2 million and paid-in-kind distributions of 90 new preferred units valued at less than $1 million.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2023	$154	$151	$2	$307
Other comprehensive income (loss) for period, before reclassifications	(83)	2	–	(81)
Reclassification of losses (gains) to net income during period	(47)	(3)	–	(50)
Total other comprehensive income (loss) for period	(130)	(1)	–	(131)
Accumulated Other Comprehensive Income (Loss), June 30, 2024	$24	$150	$2	$176

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2022	$171	$192	$2	$365
Other comprehensive income (loss) for period, before reclassifications	(43)	(5)	–	(48)
Reclassification of losses (gains) to net income during period	(48)	(1)	–	(49)
Total other comprehensive income (loss) for period	(91)	(6)	–	(97)
Accumulated Other Comprehensive Income (Loss), June 30, 2023	$80	$186	$2	$268

The following table presents reclassifications of losses (gains) out of accumulated other comprehensive income into net income during the periods indicated:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Losses (gains) on cash flow hedges:	Location	2024	2023	2024	2023
Interest rate derivatives	Interest expense	$(1)	$(3)	$(3)	$(1)
Commodity derivatives	Revenue	(61)	(27)	(80)	(51)
Commodity derivatives	Operating costs and expenses	16	11	33	3
Total		$(46)	$(19)	$(50)	$(49)

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash Distributions

On July 10, 2024, we announced that the Board declared a quarterly cash distribution of $0.525 per common unit, or $2.10 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the second quarter of 2024.  The quarterly distribution is payable on August 14, 2024 to unitholders of record as of the close of business on July 31, 2024.  The total amount to be paid is $1.15 billion, which includes $11 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NGL Pipelines & Services:
Sales of NGLs and related products	$3,581	$3,040	$7,981	$7,304
Segment midstream services:
Natural gas processing and fractionation	336	300	694	600
Transportation	263	246	542	512
Storage and terminals	85	103	188	202
Total segment midstream services	684	649	1,424	1,314
Total NGL Pipelines & Services	4,265	3,689	9,405	8,618
Crude Oil Pipelines & Services:
Sales of crude oil	5,598	4,005	10,720	7,931
Segment midstream services:
Transportation	190	200	383	355
Storage and terminals	100	99	200	199
Total segment midstream services	290	299	583	554
Total Crude Oil Pipelines & Services	5,888	4,304	11,303	8,485
Natural Gas Pipelines & Services:
Sales of natural gas	241	445	744	1,291
Segment midstream services:
Transportation	371	330	722	699
Total segment midstream services	371	330	722	699
Total Natural Gas Pipelines & Services	612	775	1,466	1,990
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,389	1,591	5,354	3,405
Segment midstream services:
Fractionation and isomerization	85	51	211	114
Transportation, including marine logistics	163	155	341	315
Storage and terminals	81	86	163	168
Total segment midstream services	329	292	715	597
Total Petrochemical & Refined Products Services	2,718	1,883	6,069	4,002
Total consolidated revenues	$13,483	$10,651	$28,243	$23,095

Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at June 30, 2024:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$6
Total		$6

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$191
Deferred revenue (noncurrent)	Other long-term liabilities	285
Total		$476

The following table presents significant changes in our unbilled revenue and deferred revenue balances for the six months ended June 30, 2024:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2023	$11	$519
Amount included in opening balance transferred to other accounts during period (1)	(11)	(182)
Amount recorded during period (2)	43	460
Amounts recorded during period transferred to other accounts (1)	(36)	(316)
Other changes	(1)	(5)
Balance at June 30, 2024	$6	$476

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of June 30, 2024.

Period	Fixed Consideration
Six Months Ended December 31, 2024	$2,026
One Year Ended December 31, 2025	3,769
One Year Ended December 31, 2026	3,465
One Year Ended December 31, 2027	3,197
One Year Ended December 31, 2028	2,787
Thereafter –	10,905
Total	$26,149

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating income	$1,765	$1,579	$3,587	$3,313
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	581	545	1,163	1,078
Asset impairment charges in operating costs and expenses	4	3	24	16
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	5	(2)	5	(4)
General and administrative costs	57	56	123	113
Non-refundable payments received from shippers attributable to make-up rights (2)	18	(3)	43	24
Subsequent recognition of revenues attributable to make-up rights (3)	(3)	(25)	(11)	(45)
Total segment gross operating margin	$2,427	$2,153	$4,934	$4,495

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Gross operating margin by segment:
NGL Pipelines & Services	$1,325	$1,110	$2,665	$2,322
Crude Oil Pipelines & Services	417	422	828	819
Natural Gas Pipelines & Services	293	238	605	552
Petrochemical & Refined Products Services	392	383	836	802
Total segment gross operating margin	$2,427	$2,153	$4,934	$4,495

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended June 30, 2024	$4,262	$5,883	$609	$2,718	$–	$13,472
Three months ended June 30, 2023	3,687	4,296	772	1,883	–	10,638
Six months ended June 30, 2024	9,399	11,289	1,460	6,069	–	28,217
Six months ended June 30, 2023	8,613	8,471	1,983	4,002	–	23,069
Revenues from related parties:
Three months ended June 30, 2024	3	5	3	–	–	11
Three months ended June 30, 2023	2	8	3	–	–	13
Six months ended June 30, 2024	6	14	6	–	–	26
Six months ended June 30, 2023	5	14	7	–	–	26
Intersegment and intrasegment revenues:
Three months ended June 30, 2024	11,558	15,042	138	5,714	(32,452)	–
Three months ended June 30, 2023	9,284	12,212	117	4,095	(25,708)	–
Six months ended June 30, 2024	23,113	28,869	315	12,038	(64,335)	–
Six months ended June 30, 2023	21,980	24,796	253	8,801	(55,830)	–
Total revenues:
Three months ended June 30, 2024	15,823	20,930	750	8,432	(32,452)	13,483
Three months ended June 30, 2023	12,973	16,516	892	5,978	(25,708)	10,651
Six months ended June 30, 2024	32,518	40,172	1,781	18,107	(64,335)	28,243
Six months ended June 30, 2023	30,598	33,281	2,243	12,803	(55,830)	23,095
Equity in income of unconsolidated affiliates:
Three months ended June 30, 2024	26	73	1	1	–	101
Three months ended June 30, 2023	30	88	2	1	–	121
Six months ended June 30, 2024	57	142	3	1	–	203
Six months ended June 30, 2023	69	152	3	1	–	225

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

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At June 30, 2024	$17,930	$6,375	$10,141	$9,972	$3,018	$47,436
At December 31, 2023	17,541	6,627	10,019	9,372	2,245	45,804
Investments in unconsolidated affiliates: (see Note 5)
At June 30, 2024	600	1,656	33	3	–	2,292
At December 31, 2023	612	1,681	33	4	–	2,330
Intangible assets, net: (see Note 6)
At June 30, 2024	808	1,622	1,133	108	–	3,671
At December 31, 2023	828	1,673	1,158	111	–	3,770
Goodwill: (see Note 6)
At June 30, 2024	2,811	1,841	–	956	–	5,608
At December 31, 2023	2,811	1,841	–	956	–	5,608
Segment assets:
At June 30, 2024	22,149	11,494	11,307	11,039	3,018	59,007
At December 31, 2023	21,792	11,822	11,210	10,443	2,245	57,512

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated revenues:
NGL Pipelines & Services	$4,265	$3,689	$9,405	$8,618
Crude Oil Pipelines & Services	5,888	4,304	11,303	8,485
Natural Gas Pipelines & Services	612	775	1,466	1,990
Petrochemical & Refined Products Services	2,718	1,883	6,069	4,002
Total consolidated revenues	$13,483	$10,651	$28,243	$23,095

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$10,184	$7,679	$21,589	$17,010
Other operating costs and expenses (1)	974	895	1,928	1,763
Depreciation, amortization and accretion	595	562	1,190	1,109
Asset impairment charges	4	3	24	16
Net losses (gains) attributable to asset sales and related matters	5	(2)	5	(4)
General and administrative costs	57	56	123	113
Total consolidated costs and expenses	$11,819	$9,193	$24,859	$20,007

(1)
Represents the cost of operating our plants, pipelines and other fixed assets excluding: depreciation, amortization and accretion; asset impairment charges; and net losses (gains) attributable to asset sales and related matters.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,405	$1,253	$2,861	$2,643
Earnings allocated to phantom unit awards (1)	(13)	(11)	(27)	(24)
Net income allocated to common unitholders	$1,392	$1,242	$2,834	$2,619

Basic weighted-average number of common units outstanding	2,171	2,174	2,171	2,173

Basic earnings per common unit	$0.64	$0.57	$1.31	$1.21

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,405	$1,253	$2,861	$2,643
Net income attributable to preferred units	1	1	2	2
Net income attributable to limited partners	$1,406	$1,254	$2,863	$2,645

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,171	2,174	2,171	2,173
Phantom units (2)	21	20	21	20
Preferred units (2)	2	2	2	2
Total	2,194	2,196	2,194	2,195

Diluted earnings per common unit	$0.64	$0.57	$1.30	$1.20

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 12 for information regarding phantom units.
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

Note 12.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Equity-classified awards:
Phantom unit awards	$45	$44	$91	$84
Profits interest awards	–	1	10	2
Total	$45	$45	$101	$86

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2023	19,557,251	$24.47
Granted (2)	8,871,820	$26.25
Vested	(7,101,532)	$24.49
Forfeited	(272,425)	$25.36
Phantom unit awards at June 30, 2024	21,055,114	$25.21

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2024 was $233 million based on a grant date market price of the Partnership’s common units ranging from $26.25 to $28.05 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cash payments made in connection with DERs	$11	$10	$21	$19
Total intrinsic value of phantom unit awards that vested during period	7	5	194	176

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $295 million at June 30, 2024, of which our share of such cost is currently estimated to be $241 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.2 years.

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

At June 30, 2024, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at June 30, 2024 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	9.3	n/a	Cash flow hedge
Forecasted sales of natural gas (Bcf)	37.4	17.6	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	6.1	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	3.7	1.7	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	2.5	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	106.4	7.5	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	102.3	13.4	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.2	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.7	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	13.7	2.0	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	25.6	6.9	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.5	0.8	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	31.9	19.1	Mark-to-market
NGL risk management activities (MMBbls) (3)	14.8	19.8	Mark-to-market
Refined products risk management activities (MMBbls) (3)	7.7	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	129.5	66.6	Mark-to-market
Petrochemical risk management activities (MMBbls) (3)	0.1	n/a	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2027, December 2024 and December 2027, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $6 million and $2 million at June 30, 2024 and December 31, 2023, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	June 30, 2024		December 31, 2023		June 30, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest derivatives	Current assets	$–	Current assets	$–	Current liabilities	$–	Current liabilities	$31
Commodity derivatives	Current assets	$217	Current assets	$118	Current liabilities	$206	Current liabilities	$136
Commodity derivatives	Other assets	40	Other assets	31	Other liabilities	24	Other liabilities	35
Total commodity derivatives		257		149		230		171
Total derivatives designated as hedging instruments		$257		$149		$230		$202

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$248	Current assets	$229	Current liabilities	$244	Current liabilities	$229
Commodity derivatives	Other assets	58	Other assets	72	Other liabilities	56	Other liabilities	71
Total commodity derivatives		306		301		300		300
Total derivatives not designated as hedging instruments		$306		$301		$300		$300

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of June 30, 2024:
Commodity derivatives	$563	$–	$563	$(530)	$(18)	$(15)	$–
As of December 31, 2023:
Commodity derivatives	$450	$–	$450	$(450)	$–	$–	$–

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of June 30, 2024:
Commodity derivatives	$530	$–	$530	$(530)	$–	$–	$–
As of December 31, 2023:
Interest rate derivatives	$31	$–	$31	$–	$–	$–	$31
Commodity derivatives	471	–	471	(450)	1	(21)	1

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2024	2023	2024	2023
Commodity derivatives	Revenue	$–	$–	$1	$4
Total		$–	$–	$1	$4

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2024	2023	2024	2023
Commodity derivatives	Revenue	$1	$3	$5	$2
Total		$1	$3	$5	$2

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:
Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate derivatives	$–	$–	$2	$(5)
Commodity derivatives – Revenue (1)	74	34	(75)	(31)
Commodity derivatives – Operating costs and expenses (1)	5	12	(8)	(12)
Total	$79	$46	$(81)	$(48)

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2024	2023	2024	2023
Interest rate derivatives	Interest expense	$1	$3	$3	$1
Commodity derivatives	Revenue	61	27	80	51
Commodity derivatives	Operating costs and expenses	(16)	(11)	(33)	(3)
Total		$46	$19	$50	$49

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Over the next twelve months, we expect to reclassify $6 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense.  Likewise, we expect to reclassify $20 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $3 million as an increase in revenue and $17 million as a decrease in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2024	2023	2024	2023
Commodity derivatives	Revenue	$(5)	$17	$8	$217
Commodity derivatives	Operating costs and expenses	–	–	(1)	–
Total		$(5)	$17	$7	$217

The $7 million net gain recognized for the six months ended June 30, 2024 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $3 million of net realized gains and $4 million of net unrealized mark-to-market gains attributable to commodity derivatives.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	At June 30, 2024 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$329	$494	$1	$824
Impact of CME Rule 814	(38)	(222)	(1)	(261)
Total commodity derivatives	291	272	–	563
Total	$291	$272	$–	$563

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$378	$419	$–	$797
Impact of CME Rule 814	(87)	(180)	–	(267)
Total commodity derivatives	291	239	–	530
Total	$291	$239	$–	$530

	At December 31, 2023 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$431	$297	$–	$728
Impact of CME Rule 814	(147)	(131)	–	(278)
Total commodity derivatives	284	166	–	450
Total	$284	$166	$–	$450

Financial liabilities:
Interest rate derivatives:	$–	$31	$–	$31
Commodity derivatives:
Value before application of CME Rule 814	317	308	–	625
Impact of CME Rule 814	(22)	(132)	–	(154)
Total commodity derivatives	295	176	–	471
Total	$295	$207	$–	$502

In the aggregate, the fair value of our commodity hedging portfolios at June 30, 2024 was a net derivative asset of $27 million prior to the impact of CME Rule 814.

Financial assets and liabilities recorded on the balance sheet at June 30, 2024 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $26.5 billion and $26.7 billion at June 30, 2024 and December 31, 2023, respectively.  The aggregate carrying value of these debt obligations was $29.1 billion and $28.0 billion at June 30, 2024 and December 31, 2023, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 14.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues – related parties:
Unconsolidated affiliates	$11	$13	$26	$26
Costs and expenses – related parties:
EPCO and its privately held affiliates	$362	$335	$718	$645
Unconsolidated affiliates	40	35	86	84
Total	$402	$370	$804	$729

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	June 30, 2024	December 31, 2023
Accounts receivable - related parties:
Unconsolidated affiliates	$8	$7

Accounts payable - related parties:
EPCO and its privately held affiliates	$99	$183
Unconsolidated affiliates	10	16
Total	$109	$199

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

At June 30, 2024, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
701,914,881 common units	32.3%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 62,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at June 30, 2024.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any.  During the six months ended June 30, 2024 and 2023, we paid EPCO and its privately held affiliates cash distributions totaling $700 million and $666 million, respectively.

We have no employees.  All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers.  We and our general partner are parties to the ASA.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating costs and expenses	$319	$295	$633	$568
General and administrative expenses	38	35	74	66
Total costs and expenses	$357	$330	$707	$634

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  For each of the three months ended June 30, 2024 and 2023, we recognized $4 million of related party operating lease expense in connection with these office space leases.  For each of the six months ended June 30, 2024 and 2023, we recognized $7 million of related party operating lease expense in connection with these office space leases.

Note 15.  Income Taxes

Income taxes are accounted for under the asset-and-liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the three and six months ended June 30, 2024 and 2023.

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Current portion of income tax provision:
Federal	$–	$(14)	$–	$(10)
State	(10)	(10)	(22)	(21)
Total current portion	(10)	(24)	(22)	(31)
Deferred portion of income tax provision:
Federal	(4)	11	(8)	4
State	(1)	–	(6)	4
Total deferred portion	(5)	11	(14)	8
Total provision for income taxes	$(15)	$(13)	$(36)	$(23)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Pre-Tax Net Book Income (“NBI”)	$1,437	$1,296	$2,941	$2,728

Texas Margin Tax (1)	(10)	(10)	(27)	(16)
State income tax provision, net of federal benefit	–	–	–	(1)
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(5)	(3)	(8)	(6)
Other	–	–	(1)	–
Provision for income taxes	$(15)	$(13)	$(36)	$(23)

Effective income tax rate	(1.0)%	(1.0)%	(1.2)%	(0.8)%

(1)
Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	June 30,	December 31,
	2024	2023
Deferred tax liabilities:
Attributable to investment in OTA (1)	$450	$436
Attributable to property, plant and equipment	143	138
Attributable to investments in other entities	4	4
Other	84	83
Total deferred tax liabilities	681	661
Deferred tax assets:
Net operating loss carryovers (2)	52	46
Temporary differences related to Texas Margin Tax	4	4
Total deferred tax assets	56	50
Total net deferred tax liabilities	$625	$611

(1)	Represents the deferred tax liability balance held by our wholly owned subsidiary, OTA Holdings, Inc. ("OTA"), which we acquired in March 2020.
(2)	The loss amount presented as of June 30, 2024 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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

There were no accruals for litigation contingencies at June 30, 2024 and December 31, 2023, respectively.

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $30.6 billion and $29.0 billion at June 30, 2024 and December 31, 2023, respectively.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

Lease Accounting Matters
There has been no significant change in our operating lease obligations since those disclosed in the 2023 Form 10-K.

The following table presents information regarding operating leases where we are the lessee at June 30, 2024:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$203	$202	8 years	4.4%
Transportation equipment	49	50	4 years	4.8%
Office and warehouse space	174	209	12 years	3.3%
Total	$426	$461

(1)	Right of use (“ROU”) asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)	At June 30, 2024, lease liabilities of $95 million and $366 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
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

The following table disaggregates our total operating lease expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$23	$17	$43	$33
Related accretion expense on lease liability balances	4	3	8	7
Total fixed lease expense	27	20	51	40
Variable lease expense	4	3	8	6
Total long-term operating lease expense	31	23	59	46
Short-term operating leases	30	27	59	52
Total operating lease expense	$61	$50	$118	$98

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash paid for operating lease liabilities was $27 million and $21 million for the three months ended June 30, 2024 and 2023, respectively.  For the six months ended June 30, 2024 and 2023, cash paid for operating lease liabilities was $57 million and $41 million, respectively.

Operating lease income for the three months ended June 30, 2024 and 2023 was $3 million and $4 million, respectively.  For the six months ended June 30, 2024 and 2023, operating lease income was $7 million and $8 million, respectively.

Purchase Obligations
Our consolidated purchase obligations at June 30, 2024 did not differ materially from those reported in our 2023 Form 10-K.

Note 17.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Six Months Ended June 30,
	2024	2023
Decrease (increase) in:
Accounts receivable – trade	$(867)	$835
Accounts receivable – related parties	(3)	2
Inventories	(11)	62
Prepaid and other current assets	(110)	(167)
Other assets	3	10
Increase (decrease) in:
Accounts payable – trade	(201)	86
Accounts payable – related parties	(90)	(141)
Accrued product payables	943	(989)
Accrued interest	32	31
Other current liabilities	(143)	(86)
Other long-term liabilities	(80)	(46)
Net effect of changes in operating accounts	$(527)	$(403)

Cash payments for interest, net of $51 and $69 capitalized during the six months ended June 30, 2024 and 2023, respectively	$623	$576

Cash payments for federal and state income taxes	$19	$12

We incurred liabilities for construction in progress that had not been paid at June 30, 2024 and December 31, 2023 of $498 million and $400 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

Note 18.  Subsequent Event

Issuance of $2.5 Billion of Senior Notes in August 2024

In August 2024, EPO issued $2.5 billion aggregate principal amount of senior notes comprised of (i) $1.1 billion principal amount of senior notes due February 2035 (“Senior Notes JJJ”) and (ii) $1.4 billion principal amount of senior notes due February 2055 (“Senior Notes KKK”).  Net proceeds from this offering will be used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all or a portion of our $1.15 billion principal amount of 3.75% Senior Notes MM at their maturity in February 2025).

Senior Notes JJJ were issued at 99.400% of their principal amount and have a fixed interest rate of 4.95% per year.  Senior Notes KKK were issued at 99.663% of their principal amount and have a fixed interest rate of 5.55% per year.  The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three and Six Months Ended June 30, 2024 and 2023

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

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q for the three and six months ended June 30, 2024 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at June 30, 2024.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the second quarter of 2024 compared to the second quarter of 2023.  Likewise, the phrase “period-to-period” means the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

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

Recent Developments

Issuance of $2.5 Billion of Senior Notes in August 2024

In August 2024, EPO issued $2.5 billion aggregate principal amount of senior notes comprised of (i) $1.1 billion principal amount of senior notes due February 2035 (“Senior Notes JJJ”) and (ii) $1.4 billion principal amount of senior notes due February 2055 (“Senior Notes KKK”).  Net proceeds from this offering will be used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all or a portion of our $1.15 billion principal amount of 3.75% Senior Notes MM at their maturity in February 2025).

Senior Notes JJJ were issued at 99.400% of their principal amount and have a fixed interest rate of 4.95% per year.  Senior Notes KKK were issued at 99.663% of their principal amount and have a fixed interest rate of 5.55% per year.  The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Enterprise to Expand LPG Export Capacity at EHT

In July 2024, we announced plans to move forward with the construction of a fourth refrigeration train at our Enterprise Hydrocarbon Terminal (“EHT”).  The addition of a fourth refrigeration train (“Ref 4”), which is expected to be placed into service by the end of 2026, will increase our propane and butane export capabilities by approximately 300 MBPD.  In addition to providing incremental LPG export capacity, Ref 4 will increase the instantaneous loading rates for propane and butane at EHT, while also making additional capacity available for propylene exports.

Enterprise Receives Deepwater Port License for SPOT Project

In April 2024, we received the deepwater port license for the Sea Port Oil Terminal (“SPOT”) from the U.S. Department of Transportation’s Maritime Administration.  The receipt of the deepwater port license is a significant milestone in the development and commercialization of SPOT.

As planned, SPOT would consist of proposed onshore and offshore facilities, including a fixed platform located approximately 30 nautical miles off the Texas coast in approximately 115 feet of water.  SPOT is designed to load Very Large Crude Carriers (“VLCCs”) and other crude oil tankers at rates of approximately 85,000 barrels per hour.  The platform would be connected to an onshore storage facility with approximately 4.8 MMBbls of capacity in Brazoria County, Texas, by two 36-inch, bi-directional pipelines.  The SPOT project includes state-of-the-art pipeline control, vapor recovery and leak detection systems that are designed to minimize emissions.  SPOT would provide customers with an efficient export solution that leverages our extensive integrated supply, storage and distribution network.

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

Enterprise Begins Initial Service on TW Products System

In March 2024, we placed into service the first phase of our Texas Western Products System (“TW Products System”) and began truck loading operations at our new Permian terminal in Gaines County, Texas.  This facility features approximately 900,000 barrels of storage for gasoline and diesel, and truck loading capacity of 10 MBPD.  Additionally, we placed into service and began truck loading operations at our Jal and Moriarty Terminals located in New Mexico during the second quarter of 2024.  We expect the Grand Junction Terminal located in Utah to be placed into service in the third quarter of 2024.

Enterprise Acquires Equity Interests from Western Midstream

In February 2024, we announced that we had acquired the remaining equity interests in Whitethorn Pipeline Company LLC (“Whitethorn”) and Enterprise EF78 LLC (“EF78”) from affiliates of Western Midstream Partners, LP (“Western Midstream”) for $375 million in total cash consideration.  This transaction, which closed on February 16, 2024, was funded using cash on hand and proceeds from the issuance of short-term notes under our commercial paper program.

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

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2023 by quarter:
1st Quarter	$3.44	$0.25	$0.82	$1.11	$1.16	$1.62	$0.50	$0.22	$0.37
2nd Quarter	$2.09	$0.21	$0.67	$0.78	$0.84	$1.44	$0.40	$0.21	$0.37
3rd Quarter	$2.54	$0.30	$0.68	$0.83	$0.94	$1.55	$0.36	$0.15	$0.40
4th Quarter	$2.88	$0.23	$0.67	$0.91	$1.07	$1.48	$0.46	$0.17	$0.33
2023 Averages	$2.74	$0.25	$0.71	$0.91	$1.00	$1.52	$0.43	$0.19	$0.37

2024 by quarter:
1st Quarter	$2.25	$0.19	$0.84	$1.03	$1.14	$1.54	$0.55	$0.18	$0.43
2nd Quarter	$1.89	$0.19	$0.75	$0.90	$1.26	$1.55	$0.47	$0.21	$0.43
2024 Averages	$2.07	$0.19	$0.80	$0.97	$1.20	$1.55	$0.51	$0.20	$0.43

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
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

The weighted-average indicative market price for NGLs was $0.59 per gallon in the second quarter of 2024 versus $0.55 per gallon in the second quarter of 2023.  Likewise, the weighted-average indicative market price for NGLs was $0.61 per gallon during each of the six months ended June 30, 2024 and 2023.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil,	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2023 by quarter:
1st Quarter	$76.13	$77.50	$77.74	$79.00
2nd Quarter	$73.78	$74.48	$74.68	$75.87
3rd Quarter	$82.26	$83.85	$84.02	$84.72
4th Quarter	$78.32	$79.62	$79.89	$80.93
2023 Averages	$77.62	$78.86	$79.08	$80.13

2024 by quarter:
1st Quarter	$76.96	$78.55	$78.85	$79.75
2nd Quarter	$80.57	$81.73	$82.33	$83.60
2024 Averages	$78.77	$80.14	$80.59	$81.68

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

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

See “Capital Investments” within this Part I, Item 2 for a discussion of the impact of inflation on our capital investment decisions.

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$13,483	$10,651	$28,243	$23,095
Costs and expenses:
Operating costs and expenses:
Cost of sales	10,184	7,679	21,589	17,010
Other operating costs and expenses	974	895	1,928	1,763
Depreciation, amortization and accretion expenses	595	562	1,190	1,109
Asset impairment charges	4	3	24	16
Net losses (gains) attributable to asset sales and related matters	5	(2)	5	(4)
Total operating costs and expenses	11,762	9,137	24,736	19,894
General and administrative costs	57	56	123	113
Total costs and expenses	11,819	9,193	24,859	20,007
Equity in income of unconsolidated affiliates	101	121	203	225
Operating income	1,765	1,579	3,587	3,313
Other income (expense):
Interest expense	(332)	(302)	(663)	(616)
Other, net	4	19	17	31
Total other expense, net	(328)	(283)	(646)	(585)
Income before income taxes	1,437	1,296	2,941	2,728
Provision for income taxes	(15)	(13)	(36)	(23)
Net income	1,422	1,283	2,905	2,705
Net income attributable to noncontrolling interests	(16)	(29)	(42)	(60)
Net income attributable to preferred units	(1)	(1)	(2)	(2)
Net income attributable to common unitholders	$1,405	$1,253	$2,861	$2,643

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NGL Pipelines & Services:
Sales of NGLs and related products	$3,581	$3,040	$7,981	$7,304
Midstream services	684	649	1,424	1,314
Total	4,265	3,689	9,405	8,618
Crude Oil Pipelines & Services:
Sales of crude oil	5,598	4,005	10,720	7,931
Midstream services	290	299	583	554
Total	5,888	4,304	11,303	8,485
Natural Gas Pipelines & Services:
Sales of natural gas	241	445	744	1,291
Midstream services	371	330	722	699
Total	612	775	1,466	1,990
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,389	1,591	5,354	3,405
Midstream services	329	292	715	597
Total	2,718	1,883	6,069	4,002
Total consolidated revenues	$13,483	$10,651	$28,243	$23,095

Second Quarter of 2024 Compared to Second Quarter of 2023.  Total revenues for the second quarter of 2024 increased $2.8 billion when compared to the second quarter of 2023 primarily due to a net $2.7 billion increase in marketing revenues.

Revenues from the marketing of NGLs, crude oil and petrochemicals and refined products increased a combined $2.9 billion quarter-to-quarter primarily due to higher sales volumes, which accounted for a $2.1 billion increase, and higher average sales prices, which accounted for an additional $814 million increase.  Revenues from the marketing of natural gas decreased $204 million quarter-to-quarter primarily due to lower average sales prices.

Revenues from midstream services for the second quarter of 2024 increased $104 million when compared to the second quarter of 2023.  Revenues from our natural gas pipeline assets increased $40 million quarter-to-quarter primarily due to higher average transportation fees on our Texas Intrastate System and higher demand for transportation services on our Permian Basin Gathering Systems.  Revenues from our natural gas processing facilities increased $37 million quarter-to-quarter primarily due to an increase in equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Lastly, revenues from our Mont Belvieu area propylene production facilities increased $34 million quarter-to-quarter primarily due to higher propylene processing revenues as a result of contributions from our PDH 2 facility, which was placed into service in July 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Total revenues for the six months ended June 30, 2024 increased $5.1 billion when compared to the six months ended June 30, 2023 primarily due to a net $4.9 billion increase in marketing revenues.

Revenues from the marketing of NGLs, crude oil and petrochemicals and refined products increased a combined $5.4 billion period-to-period primarily due to higher sales volumes, which accounted for a $4.9 billion increase, and higher average sales prices, which accounted for an additional $489 million increase.  Revenues from the marketing of natural gas decreased $547 million period-to-period primarily due to lower average sales prices.

Revenues from midstream services for the six months ended June 30, 2024 increased $280 million when compared to the six months ended June 30, 2023.  Revenues from our natural gas processing facilities increased $100 million period-to-period primarily due to an increase in equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Revenues from our Mont Belvieu area propylene production facilities increased $73 million period-to-period primarily due to higher propylene processing revenues as a result of contributions from our PDH 2 facility, which was placed into service in July 2023.  Revenues from our Midland-to-ECHO System and related business activities increased $29 million period-to-period primarily due to higher demand for transportation services.  Lastly, revenues from our ethylene pipelines increased $22 million period-to-period primarily due to higher deficiency fee revenues.

Operating costs and expenses

Total operating costs and expenses for the three and six months ended June 30, 2024 increased $2.6 billion and $4.8 billion, respectively when compared to the same periods in 2023.

Cost of sales
Second Quarter of 2024 Compared to Second Quarter of 2023.  Cost of sales for the second quarter of 2024 increased $2.5 billion when compared to the second quarter of 2023.  The cost of sales associated with the marketing of NGLs, crude oil and petrochemicals and refined products increased a combined $2.5 billion quarter-to-quarter primarily due to higher volumes, which accounted for a $2.0 billion increase, and higher average purchase prices, which accounted for an additional $497 million increase.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Cost of sales for the six months ended June 30, 2024 increased a net $4.6 billion when compared to the six months ended June 30, 2023.  The cost of sales associated with the marketing of crude oil and petrochemicals and refined products increased a combined $4.9 billion period-to-period primarily due to higher volumes, which accounted for a $4.0 billion increase, and higher average purchase prices, which accounted for an additional $912 million increase.  The cost of sales associated with the marketing of NGLs and natural gas decreased a combined net $299 million period-to-period primarily due to lower average purchase prices, which accounted for a $1.0 billion decrease, partially offset by higher volumes, which accounted for a $740 million increase.

Other operating costs and expenses
Other operating costs and expenses for the three and six months ended June 30, 2024 increased $79 million and $165 million, respectively, when compared to the same periods in 2023 primarily due to higher employee compensation, rental, utility, chemical, maintenance and other operating costs.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the three and six months ended June 30, 2024 increased a combined $33 million and $81 million, respectively, when compared to the same periods in 2023 primarily due to higher depreciation expense on assets placed into full or limited service since the end of the respective periods in 2023.

General and administrative costs

General and administrative costs for the three and six months ended June 30, 2024 increased $1 million and $10 million, respectively, when compared to the same periods in 2023 primarily due to higher employee compensation costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the three and six months ended June 30, 2024 decreased $20 million and $22 million, respectively, when compared to the same periods in 2023 primarily due to lower earnings from investments in crude oil and NGL pipelines.

Operating income

Operating income for the three and six months ended June 30, 2024 increased $186 million and $274 million, respectively, when compared to the same periods in 2023 due to the previously described quarter-to-quarter and period-to-period changes.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest charged on debt principal outstanding (1)	$353	$336	$704	$673
Impact of interest rate hedging program, including related amortization	(1)	(3)	(3)	(1)
Interest costs capitalized in connection with construction projects (2)	(26)	(37)	(51)	(69)
Other	6	6	13	13
Total	$332	$302	$663	$616

(1)
The weighted-average interest rates on debt principal outstanding during the three and six months ended June 30, 2024 were 4.62% and 4.61%, respectively.  The weighted-average interest rate on debt principal outstanding during the three and six months ended June 30, 2023 were 4.58% and 4.57%, respectively.

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

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $17 million quarter-to-quarter.  This increase was primarily due to the issuance of $2.0 billion fixed-rate senior notes in January 2024, which accounted for a $24 million increase, partially offset by a $8 million decrease as a result of the retirement of $850 million of fixed-rate senior notes in February 2024.

Interest charged on debt principal outstanding increased a net $31 million period-to-period.  This increase was primarily due to the aforementioned issuance of senior notes, which accounted for a $45 million increase, partially offset by a $21 million decrease as a result of the retirement of $1.25 billion and $850 million of fixed-rate senior notes in March 2023 and February 2024, respectively.

For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.  For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.

Income taxes

Our income taxes are primarily comprised of our state tax obligations under the Revised Texas Franchise Tax (“Texas Margin Tax”).  Our provision for income taxes for the three and six months ended June 30, 2024 increased $2 million and $13 million, respectively, when compared to the same periods in 2023.

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Gross operating margin by segment:
NGL Pipelines & Services	$1,325	$1,110	$2,665	$2,322
Crude Oil Pipelines & Services	417	422	828	819
Natural Gas Pipelines & Services	293	238	605	552
Petrochemical & Refined Products Services	392	383	836	802
Total segment gross operating margin (1)	2,427	2,153	4,934	4,495
Net adjustment for shipper make-up rights	(15)	28	(32)	21
Total gross operating margin (non-GAAP)	$2,412	$2,181	$4,902	$4,516

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating income	$1,765	$1,579	$3,587	$3,313
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	581	545	1,163	1,078
Asset impairment charges in operating costs and expenses	4	3	24	16
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	5	(2)	5	(4)
General and administrative costs	57	56	123	113
Total gross operating margin (non-GAAP)	$2,412	$2,181	$4,902	$4,516

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$386	$310	$744	$636
NGL pipelines, storage and terminals	701	598	1,450	1,288
NGL fractionation	238	202	471	398
Total	$1,325	$1,110	$2,665	$2,322

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	4,264	3,910	4,213	3,944
NGL marine terminal volumes (MBPD)	876	765	886	794
NGL fractionation volumes (MBPD)	1,629	1,376	1,593	1,373
Equity NGL-equivalent production volumes (MBPD) (1)	217	173	201	169
Fee-based natural gas processing volumes (MMcf/d) (2,3)	6,514	5,677	6,438	5,609

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

Natural gas processing and related NGL marketing activities
Second Quarter of 2024 Compared to Second Quarter of 2023.  Gross operating margin from natural gas processing and related NGL marketing activities for the second quarter of 2024 increased $76 million when compared to the second quarter of 2023.

Gross operating margin from our Midland Basin natural gas processing facilities increased $61 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $32 million increase, a 23 MBPD increase in equity NGL-equivalent production volumes, which accounted for a $16 million increase, and higher fee-based natural gas processing volumes, which accounted for an additional $13 million increase.  Fee-based natural gas processing volumes at our Midland Basin natural gas processing facilities increased 342 MMcf/d quarter-to-quarter primarily due to contributions from our Poseidon and Leonidas natural gas processing trains, which were placed into service in July 2023 and late March 2024, respectively.

Gross operating margin from our Delaware Basin natural gas processing facilities increased a net $20 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $15 million increase, and higher fee-based natural gas processing volumes, which accounted for an additional $13 million increase, partially offset by lower average processing fees, which accounted for a $9 million decrease.  Fee-based natural gas processing volumes at our Delaware Basin natural gas processing facilities increased 359 MMcf/d quarter-to-quarter, primarily due to processing volumes contributed by our Mentone 2 and Mentone 3 natural gas processing trains, which were placed into service in October 2023 and late March 2024, respectively.  Equity NGL-equivalent production volumes at these facilities increased 3 MBPD quarter-to-quarter.

Gross operating margin from our South Texas natural gas processing facilities increased $16 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging), which accounted for an $8 million increase, a 153 MMcf/d increase in fee-based natural gas processing volumes, which accounted for a $4 million increase, and lower operating costs, which accounted for an additional $4 million increase.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) increased a combined $6 million quarter-to-quarter primarily due to a 256 MMcf/d increase in fee-based natural gas processing volumes.  On a combined basis, equity NGL-equivalent production volumes increased 9 MBPD quarter-to-quarter.

Gross operating margin from our NGL marketing activities decreased a net $34 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $57 million decrease, partially offset by higher sales volumes, which accounted for a $21 million increase.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Gross operating margin from natural gas processing and related NGL marketing activities for the six months ended June 30, 2024 increased $108 million when compared to the six months ended June 30, 2023.

Gross operating margin from our Midland Basin natural gas processing facilities increased $76 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $35 million increase,  an 18 MBPD increase in equity NGL-equivalent production volumes, which accounted for a $21 million increase, and higher fee-based natural gas processing volumes, which accounted for an additional $23 million increase.  Fee-based natural gas processing volumes at our Midland Basin natural gas processing facilities increased 305 MMcf/d period-to-period primarily due to contributions from the aforementioned Poseidon and Leonidas natural gas processing trains.

Gross operating margin from our Delaware Basin natural gas processing facilities increased a net $39 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $26 million increase, and higher fee-based natural gas processing volumes, which accounted for an additional $21 million increase, partially offset by lower average processing fees, which accounted for a $10 million decrease.  Fee-based natural gas processing volumes at our Delaware Basin natural gas processing facilities increased 260 MMcf/d period-to-period, primarily due to processing volumes contributed by the aforementioned Mentone 2 and Mentone 3 natural gas processing trains.

Gross operating margin from our South Texas natural gas processing facilities increased a net $27 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $19 million increase, lower operating costs, which accounted for a $9 million increase, and a 104 MMcf/d increase in fee-based natural gas processing volumes, which accounted for an additional $4 million increase, partially offset by a 5 MBPD decrease in equity NGL-equivalent production volumes, which accounted for a $7 million decrease.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $30 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities).  On a combined basis, fee-based natural gas processing volumes and equity NGL-equivalent production volumes increased 298 MMcf/d and 11 MBPD, respectively, period-to-period.

Gross operating margin from our NGL marketing activities decreased a net $12 million period-to-period primarily due to lower average sales margins, which accounted for a $46 million decrease, partially offset by higher sales volumes, which accounted for a $24 million increase, and higher non-cash, mark-to-market earnings, which accounted for an additional $11 million increase.

NGL pipelines, storage and terminals
Second Quarter of 2024 Compared to Second Quarter of 2023.  Gross operating margin from our NGL pipelines, storage and terminal assets during the second quarter of 2024 increased $103 million when compared to the second quarter of 2023.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $21 million quarter-to-quarter primarily due to higher average transportation fees.  Transportation volumes on these pipelines decreased a combined 48 MBPD quarter-to-quarter.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers.  On a combined basis, gross operating margin from these pipelines increased a net $21 million quarter-to-quarter primarily due to a 179 MBPD (net to our interest) increase in transportation volumes, which accounted for a $27 million increase, and higher average transportation fees, which accounted for an additional $8 million increase, partially offset by lower other revenues, which accounted for an $8 million decrease, and higher operating costs, which accounted for an additional $6 million decrease.

Gross operating margin from our Mont Belvieu area storage complex increased $18 million quarter-to-quarter primarily due to higher storage revenues.

Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) increased $18 million quarter-to-quarter primarily due to a 72 MBPD increase in LPG export volumes, which accounted for a $10 million increase, and higher average loading fees, which accounted for an additional $10 million increase.  Gross operating margin from our related Houston Ship Channel Pipeline System increased $9 million quarter-to-quarter primarily due to a 139 MBPD increase in transportation volumes.

Gross operating margin from our Dixie Pipeline and related terminals increased $11 million quarter-to-quarter primarily due to lower operating costs, which accounted for a $6 million increase, and higher average transportation fees, which accounted for an additional $3 million increase.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Gross operating margin from our NGL pipelines, storage and terminal assets during the six months ended June 30, 2024 increased $162 million when compared to the six months ended June 30, 2023.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $41 million period-to-period primarily due to higher average transportation fees.  Transportation volumes on these pipelines decreased a combined 3 MBPD period-to-period.

Gross operating margin from LPG-related activities at EHT increased $40 million period-to-period primarily due to a 78 MBPD increase in LPG export volumes, which accounted for a $23 million increase, and higher average loading fees, which accounted for an additional $19 million increase.  Gross operating margin from our related Houston Ship Channel Pipeline System increased $20 million period-to-period primarily due to a 112 MBPD increase in transportation volumes, which accounted for an $11 million increase, and higher average transportation fees, which accounted for an additional $9 million increase.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers.  On a combined basis, gross operating margin from these pipelines increased a net $36 million period-to-period primarily due to a 112 MBPD (net to our interest) increase in transportation volumes, which accounted for a $41 million increase, and  higher average transportation fees, which accounted for an additional $30 million increase, partially offset by lower other revenues, which accounted for a $23 million decrease, and higher operating costs, which accounted for an additional $12 million decrease.

Gross operating margin from our Mont Belvieu area storage complex increased $36 million period-to-period primarily due to higher storage revenues.

Gross operating margin from our Dixie Pipeline and related terminals increased $18 million period-to-period primarily due to lower operating costs, which accounted for a $6 million increase, higher average transportation fees, which accounted for a $4 million increase, higher storage and other revenues, which accounted for a $4 million increase, and a 13 MBPD increase in transportation volumes, which accounted for an additional $4 million increase.

NGL fractionation
Second Quarter of 2024 Compared to Second Quarter of 2023.  Gross operating margin from NGL fractionation during the second quarter of 2024 increased $36 million when compared to the second quarter of 2023.  Gross operating margin from our Mont Belvieu area NGL fractionation complex increased a net $25 million quarter-to-quarter primarily due to a 216 MBPD (net to our interest) increase in fractionation volumes, which accounted for a $32 million increase, and higher ancillary service revenues, which accounted for an additional $15 million increase, partially offset by higher operating costs, which accounted for a $27 million decrease.  NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex increased primarily due to contributions from Frac 12, which entered service in July 2023 and the acquisition of the remaining equity interest in EF78 in February 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Gross operating margin from NGL fractionation during the six months ended June 30, 2024 increased $73 million when compared to the six months ended June 30, 2023.  Gross operating margin from our Mont Belvieu area NGL fractionation complex increased a net $65 million period-to-period primarily due to a 212 MBPD (net to our interest) increase in fractionation volumes, which accounted for a $71 million increase, and higher ancillary service revenues, which accounted for an additional $29 million increase, partially offset by higher operating costs, which accounted for a $36 million decrease.  NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex increased primarily due to contributions from Frac 12 and the acquisition of the remaining equity interest in EF78.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Segment gross operating margin:	$417	$422	$828	$819

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,528	2,366	2,454	2,332
Crude oil marine terminal volumes (MBPD)	977	814	1,035	829

Second Quarter of 2024 Compared to Second Quarter of 2023.  Gross operating margin from our Crude Oil Pipelines & Services segment for the second quarter of 2024 decreased $5 million when compared to the second quarter of 2023.

Gross operating margin from our Texas in-basin crude oil pipelines, terminals and other marketing activities (excluding our Midland-to-ECHO System and Seaway Pipeline) decreased a combined net $23 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $24 million decrease, lower average transportation fees, which accounted for a $6 million decrease, and higher operating costs, which accounted for an additional $6 million decrease, partially offset by higher sales volumes, which accounted for a $12 million increase.  Crude oil transportation volumes on these pipelines increased a combined 14 MBPD (net to our interest) quarter-to-quarter.

Gross operating margin from crude oil activities at EHT increased a net $8 million quarter-to-quarter primarily due to higher loading revenues, which accounted for a $7 million increase, and lower operating costs, which accounted for an additional $4 million increase, partially offset by lower storage revenues, which accounted for a $3 million decrease.  Crude oil terminal volumes at EHT increased 138 MBPD quarter-to-quarter.

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $4 million quarter-to-quarter primarily due to a 153 MBPD (net to our interest) increase in transportation volumes, which accounted for a $13 million increase, lower operating costs, which accounted for an $11 million increase, higher other revenues, which accounted for a $10 million increase, and higher non-cash, mark-to-market earnings, which accounted for an additional $7 million increase, partially offset by lower margins from marketing activities, which accounted for a $37 million decrease.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Gross operating margin from our Crude Oil Pipelines & Services segment for the six months ended June 30, 2024 increased $9 million when compared to the six months ended June 30, 2023.

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $25 million period-to-period primarily due to a 110 MBPD (net to our interest) increase in transportation volumes, which accounted for an $18 million increase, higher other revenues, which accounted for a $13 million increase, and higher average transportation fees, which accounted for an additional $11 million increase, partially offset by lower margins from marketing activities, which accounted for a $19 million decrease.

Gross operating margin from crude oil activities at EHT increased a net $9 million period-to-period primarily due to higher loading revenues, which accounted for a $14 million increase, and lower operating costs, which accounted for an additional $3 million increase, partially offset by lower storage revenues, which accounted for an $8 million decrease.  Crude oil terminal volumes at EHT increased 205 MBPD period-to-period.

Gross operating margin from our Texas in-basin crude oil pipelines, terminals and other marketing activities (excluding our Midland-to-ECHO System and Seaway Pipeline) decreased a combined net $32 million period-to-period primarily due to lower average sales margins, which accounted for a $41 million decrease, higher operating costs, which accounted for a $12 million decrease, and lower average transportation fees, which accounted for an additional $11 million decrease, partially offset by higher sales volumes, which accounted for a $23 million increase.  Crude oil transportation volumes on these pipelines increased a combined 6 MBPD (net to our interest) period-to-period.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Segment gross operating margin	$293	$238	$605	$552

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	18,344	18,264	18,479	18,145

Second Quarter of 2024 Compared to Second Quarter of 2023.  Gross operating margin from our Natural Gas Pipelines & Services segment for the second quarter of 2024 increased $55 million when compared to the second quarter of 2023.

Gross operating margin from our Texas Intrastate System increased a net $36 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for a $32 million increase, higher capacity reservation fees and other revenues, which accounted for an additional $16 million increase, partially offset by higher operating costs, which accounted for an $8 million decrease, and a 294 BBtus/d decrease in transportation volumes, which accounted for an additional $4 million decrease.

Gross operating margin from our natural gas marketing activities increased $24 million quarter-to-quarter primarily due to higher average sales margins.

Gross operating margin from our Delaware and Midland Basin Gathering Systems increased a combined net $5 million quarter-to-quarter primarily due to an 831 BBtus/d increase in natural gas gathering volumes, which accounted for a $24 million increase, partially offset by higher operating costs, which accounted for a $19 million decrease.

Gross operating margin from our Haynesville Gathering System decreased $11 million quarter-to-quarter primarily due to lower deficiency fees, which accounted for a $7 million decrease, and a 168 BBtus/d decrease in transportation volumes, which accounted for an additional $3 million decrease.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Gross operating margin from our Natural Gas Pipelines & Services segment for the six months ended June 30, 2024 increased $53 million when compared to the six months ended June 30, 2023.

Gross operating margin from our Texas Intrastate System increased a net $50 million period-to-period primarily due to higher average transportation fees, which accounted for a $32 million increase, higher capacity reservation fees and other revenues, which accounted for an additional $24 million increase, partially offset by higher operating costs, which accounted for an $3 million decrease, and a 124 BBtus/d decrease in transportation volumes, which accounted for an additional $3 million decrease.

Gross operating margin from our natural gas marketing activities increased $41 million period-to-period primarily due to higher average sales margins.

Gross operating margin from our Delaware and Midland Basin Gathering Systems increased a combined net $10 million period-to-period primarily due to a 666 BBtus/d increase in natural gas gathering volumes, which accounted for a $35 million increase, partially offset by higher operating costs, which accounted for a $29 million decrease.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains decreased $36 million period-to-period primarily due to lower average gathering fees. The gathering fees on these systems are indexed to regional gas prices, which were lower during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.  Gathering volumes on our Rocky Mountain gathering systems decreased a combined 69 BBtus/d period-to-period.

Gross operating margin from our Haynesville Gathering System decreased $14 million period-to-period primarily due to lower deficiency fees, which accounted for a $7 million decrease, and a 168 BBtus/d decrease in gathering volumes, which accounted for an additional $6 million decrease.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Segment gross operating margin:
Propylene production and related activities	$131	$125	$268	$307
Butane isomerization and related operations	29	36	62	62
Octane enhancement and related plant operations	106	92	248	177
Refined products pipelines and related activities	73	81	145	168
Ethylene exports and related activities	33	32	81	61
Marine transportation and other services	20	17	32	27
Total	$392	$383	$836	$802

Selected volumetric data:
Propylene production volumes (MBPD)	96	84	97	90
Butane isomerization volumes (MBPD)	119	120	118	109
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	211	174	204	163
Octane enhancement and related plant sales volumes (MBPD) (1)	39	37	37	31
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	946	837	903	812
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	338	283	334	303

(1)	Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Mont Belvieu area complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Second Quarter of 2024 Compared to Second Quarter of 2023.  Gross operating margin from propylene production and related activities for the second quarter of 2024 increased $6 million when compared to the second quarter of 2023.

On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities increased a net $10 million quarter-to-quarter primarily due to higher propylene processing revenues, which accounted for a $38 million increase, and higher average propylene sales margins, which accounted for an additional $15 million increase, partially offset by lower propylene sales volumes, which accounted for a $37 million decrease, and higher operating costs, which accounted for an additional $9 million decrease.  Propylene and associated by-product production volumes at these facilities increased a combined 12 MBPD (net to our interest) quarter-to-quarter primarily due to contributions from our PDH 2 facility, which was placed into service in July 2023, and higher production from our propylene splitters, which underwent scheduled maintenance during the second quarter of 2023.  Partially offsetting this increase was lower production from our PDH 1 facility due to scheduled maintenance that was completed during the second quarter of 2024.  Our PDH 2 facility experienced downtime beginning in June 2024 to address start up issues that once resolved will allow us to achieve nameplate production capacity.  We anticipate a resumption of operations at the PDH 2 facility during the third quarter of 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Gross operating margin from propylene production and related activities for the six months ended June 30, 2024 decreased $39 million when compared to the six months ended June 30, 2023.

On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities decreased a net $28 million period-to-period primarily due to lower propylene sales volumes, which accounted for a $74 million decrease, and higher operating costs, which accounted for an additional $44 million decrease, partially offset by higher propylene processing revenues, which accounted for a $78 million increase, and higher storage and other revenues, which accounted for an additional $9 million increase.  Propylene and associated by-product production volumes at these facilities increased a combined 6 MBPD (net to our interest) period-to-period primarily due to contributions from our PDH 2 facility, which was placed into service in July 2023, partially offset by downtime for maintenance at our PDH 1 facility during the first half of 2024.

Butane isomerization and related operations
Second Quarter of 2024 Compared to Second Quarter of 2023.  Gross operating margin from butane isomerization and related operations for the second quarter of 2024 decreased $7 million when compared to the second quarter of 2023 primarily due to lower ancillary service revenues.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Gross operating margin from butane isomerization and related operations for the six months ended June 30, 2024 was flat when compared to the six months ended June 30, 2023 primarily due to a 9 MBPD increase in isomerization volumes, which accounted for a $4 million increase, and a 41 MBPD increase in standalone DIB processing volumes, which accounted for an additional $4 million increase, offset by lower ancillary service and other revenues, which accounted for an $8 million decrease.

Octane enhancement and related plant operations
Second Quarter of 2024 Compared to Second Quarter of 2023.  Gross operating margin from our octane enhancement and related plant operations for the second quarter of 2024 increased $14 million when compared to the second quarter of 2023 primarily due to higher average sales margins, which accounted for an $8 million increase, and higher sales volumes, which accounted for an additional $5 million increase.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Gross operating margin from our octane enhancement and related plant operations for the six months ended June 30, 2024 increased $71 million when compared to the six months ended June 30, 2023 primarily due to higher sales volumes, which accounted for a $29 million increase, higher average sales margins, which accounted for a $19 million increase, and higher deficiency revenues, which accounted for an additional $18 million increase.

Refined products pipelines and related activities
Second Quarter of 2024 Compared to Second Quarter of 2023.  Gross operating margin from refined products pipelines and related activities for the second quarter of 2024 decreased $8 million when compared to the second quarter of 2023.

Gross operating margin from our refined products marketing activities decreased a net $6 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $12 million decrease, partially offset by higher sales volumes, which accounted for a $6 million increase.

Gross operating margin from our refined products terminal in Beaumont, Texas decreased $6 million quarter-to-quarter primarily due to lower loading and other fee revenues.  Refined product marine terminal volumes at Beaumont increased 63 MBPD quarter-to-quarter.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Gross operating margin from refined products pipelines and related activities for the six months ended June 30, 2024 decreased $23 million when compared to the six months ended June 30, 2023.

Gross operating margin from our refined products marketing activities decreased a net $22 million period-to-period primarily due to lower average sales margins, which accounted for a $32 million decrease, partially offset by higher sales volumes, which accounted for an $11 million increase.

Gross operating margin from our refined products terminal in Beaumont, Texas decreased $7 million period-to-period primarily due to lower loading and other fee revenues.  Refined product marine terminal volumes at Beaumont increased 43 MBPD period-to-period.

Gross operating margin from our TE Products Pipeline System increased $6 million period-to-period primarily due to lower operating costs.  Overall, transportation volumes on our TE Products Pipeline System increased 29 MBPD period-to-period.

Ethylene exports and related activities
Second Quarter of 2024 Compared to Second Quarter of 2023.  Gross operating margin from ethylene exports and related activities for the second quarter of 2024 increased a net $1 million when compared to the second quarter of 2023 primarily due to a combined 49 MBPD (net to our interest) increase in transportation volumes, which accounted for a $4 million increase, partially offset by a 4 MBPD (net to our interest) decrease in ethylene export volumes, which accounted for a $3 million decrease.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Gross operating margin from ethylene exports and related activities for the six months ended June 30, 2024 increased a net $20 million when compared to the six months ended June 30, 2023 primarily due to higher deficiency fee revenues from our ethylene pipelines and ethylene export terminal, which accounted for a $20 million increase, and a combined 38 MBPD (net to our interest) increase in transportation volumes, which accounted for an additional $7 million increase, partially offset by a 4 MBPD (net to our interest) decrease in ethylene export volumes, which accounted for a $7 million decrease.

Marine transportation and other services
Second Quarter of 2024 Compared to Second Quarter of 2023.  Gross operating margin from marine transportation and other services for the second quarter of 2024 increased $3 million when compared to the second quarter of 2023 primarily due to higher average fees.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023.  Gross operating margin from marine transportation and other services for the six months ended June 30, 2024 increased a net $5 million when compared to the six months ended June 30, 2023 primarily due to higher average fees, which accounted for a $10 million increase, partially offset by higher operating costs, which accounted for a $5 million decrease.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At June 30, 2024, we had $3.4 billion of consolidated liquidity.  This amount was comprised of $3.3 billion of available borrowing capacity under EPO’s revolving credit facilities, which is the net of $4.2 billion of total borrowing capacity under EPO’s revolving credit facilities and $900 million outstanding under EPO’s commercial paper program, and $138 million of unrestricted cash on hand.

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

Enterprise Declares Cash Distribution for Second Quarter of 2024

On July 10, 2024, we announced that the Board declared a quarterly cash distribution of $0.525 per common unit, or $2.10 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the second quarter of 2024.  The quarterly distribution is payable on August 14, 2024 to unitholders of record as of the close of business on July 31, 2024.  The total amount to be paid is $1.15 billion, which includes $11 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  Management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt

At June 30, 2024, the average maturity of EPO’s consolidated debt obligations was approximately 18.1 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at June 30, 2024 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Commercial Paper Notes	$900	$900	$–	$–	$–	$–	$–
Senior Notes	27,425	–	1,150	1,625	1,575	1,000	22,075
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$30,621	$900	$1,150	$1,625	$1,575	$1,000	$24,371

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

In March 2024, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2024 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement.  The March 2024 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2025.  EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement.  As of June 30, 2024, there are no principal amounts outstanding under this new revolving credit agreement.

In August 2024, EPO issued $2.5 billion aggregate principal amount of senior notes comprised of (i) $1.1 billion principal amount of senior notes due February 2035 (“Senior Notes JJJ”) and (ii) $1.4 billion principal amount of senior notes due February 2055 (“Senior Notes KKK”).   Senior Notes JJJ were issued at 99.400% of their principal amount and have a fixed interest rate of 4.95% per year.  Senior Notes KKK were issued at 99.663% of their principal amount and have a fixed interest rate of 5.55% per year.  Net proceeds from this offering will be used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of all or a portion of our $1.15 billion principal amount of 3.75% Senior Notes MM at their maturity in February 2025).

For additional information regarding our consolidated debt obligations, see Notes 7 and 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of August 9, 2024, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, A3 from Moody’s and A- from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors.  The Partnership repurchased 1,419,581 and 2,806,416 common units through open market purchases during the three and six months ended June 30, 2024, respectively.  The total cost of these repurchases, including commissions and fees, was $40 million and $80 million, respectively.  As of June 30, 2024, the remaining available capacity under the 2019 Buyback Program was $1.0 billion.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Six Months Ended June 30,
	2024	2023
Net cash flow provided by operating activities	$3,685	$3,485
Net cash flow used in investing activities	2,281	1,402
Net cash flow used in financing activities	1,290	2,012

Net cash flow provided by operating activities are largely dependent on earnings from our consolidated business activities. Changes in energy commodity prices may impact the demand for natural gas, NGLs, crude oil, petrochemicals and refined products, which could impact sales of our products and the demand for our midstream services.  Changes in demand for our products and services may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, public health emergencies, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their contractual obligations to us in connection with our marketing activities and long-term take-or-pay and dedication agreements.  For a more complete discussion of these and other risk factors pertinent to our business, see “Risk Factors” included under Part I, Item 1A of the 2023 Form 10-K.

For additional information regarding our cash flow amounts, please refer to the Unaudited Condensed Statements of Consolidated Cash Flows included under Part I, Item 1 of this quarterly report.

The following information highlights significant period-to-period fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flow provided by operating activities for the six months ended June 30, 2024 increased a net $200 million when compared to the six months ended June 30, 2023 primarily due to:

•
a $337 million period-to-period increase resulting from higher partnership earnings (determined by adjusting our $200 million period-to-period increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows); partially offset by

•
a $124 million period-to-period decrease from changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments.

For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Net cash flow used in investing activities during the six months ended June 30, 2024 increased $879 million when compared to the six months ended June 30, 2023 primarily due to an increase in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).

Financing activities
Net cash flow used in financing activities during the six months ended June 30, 2024 decreased a net $722 million when compared to the six months ended June 30, 2023 primarily due to:

•
a net cash inflow of $1.5 billion related to debt transactions that occurred during the six months ended June 30, 2024 compared to a net cash inflow of $361 million related to debt transactions that occurred during the six months ended June 30, 2023.  During the six months ended June 30, 2024, we issued $2.0 billion aggregate principal amount of senior notes and issued a net $450 million under EPO’s commercial paper program, partially offset by the repayment of $850 million principal amount of senior notes.  During the six months ended June 30, 2023, we issued $1.75 billion aggregate principal amount of senior notes, partially offset by the repayment of $1.25 billion principal amount of senior notes and net repayments of $140 million under EPO’s commercial paper program; partially offset by

•
a $400 million cash outflow during the six months ended June 30, 2024 in connection with the acquisition of noncontrolling interests.  In February 2024, we acquired the remaining 20% equity interest in Whitethorn and remaining 25% equity interest in EF78 from affiliates of Western Midstream for total cash consideration of $375 million.  In March 2024, we acquired an additional 15% equity interest in Panola from an affiliate of Western Midstream for $25 million in cash consideration; and

•	a $106 million period-to-period increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit.

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

Our use of DCF and Operational DCF for the limited purposes described above and in this quarterly report is not a substitute for net cash flow provided by operating activities, which is the most comparable GAAP measure to DCF and Operational DCF.  For a discussion of net cash flow provided by operating activities, see “Cash Flow Statement Highlights” within this Part I, Item 2.

The following table summarizes our calculation of DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Net income attributable to common unitholders (GAAP) (1)	$1,405		$1,253		$2,861		$2,643
Adjustments to net income attributable to common unitholders to derive DCF and Operational DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	611		576		1,227		1,143
Cash distributions received from unconsolidated affiliates (2)	131		128		243		247
Equity in income of unconsolidated affiliates	(101)		(121)		(203)		(225)
Asset impairment charges	4		3		24		16
Change in fair market value of derivative instruments	(12)		7		(8)		10
Deferred income tax expense (benefit)	5		(11)		14		(8)
Sustaining capital expenditures (3)	(245)		(101)		(425)		(185)
Other, net	10		(3)		17		5
Operational DCF (non-GAAP)	$1,808		$1,731		$3,750		$3,646
Proceeds from asset sales and other matters	4		4		6		6
Monetization of interest rate derivative instruments accounted for as cash flow hedges	‒		‒		(29)		21
DCF (non-GAAP)	$1,812		$1,735		$3,727		$3,673

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,151		$1,096		$2,280		$2,171

Cash distribution per common unit declared by Enterprise GP with respect to period (4)	$0.5250		$0.5000		$1.0400		$0.9900

Total DCF retained by the Partnership with respect to period (5)	$661		$639		$1,447		$1,502

Distribution coverage ratio (6)	1.6	x	1.6	x	1.6	x	1.7	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
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

The following table presents a reconciliation of net cash flow provided by operating activities to DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net cash flow provided by operating activities (GAAP)	$1,574	$1,902	$3,685	$3,485
Adjustments to reconcile net cash flow provided by operating activities to DCF and Operational DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	491	(36)	527	403
Sustaining capital expenditures	(245)	(101)	(425)	(185)
Distributions received from unconsolidated affiliates attributable to the return of capital	24	15	39	30
Net income attributable to noncontrolling interests	(16)	(29)	(42)	(60)
Other, net	(20)	(20)	(34)	(27)
Operational DCF (non-GAAP)	$1,808	$1,731	$3,750	$3,646
Proceeds from asset sales and other matters	4	4	6	6
Monetization of interest rate derivative instruments accounted for as cash flow hedges	‒	‒	(29)	21
DCF (non-GAAP)	$1,812	$1,735	$3,727	$3,673

Capital Investments

Since the beginning of 2024, we placed into service two natural gas processing trains in the Permian Basin and the first and part of the second phase of our TW Products System.  We have approximately $6.7 billion of growth capital projects scheduled to be completed by the end of 2026, including the following major projects (including their respective scheduled completion dates):

•	natural gas gathering expansion projects in the Delaware and Midland Basins (2024 and 2025);

•	the Bahia NGL Pipeline (first half of 2025);

•	an NGL fractionator (“Frac 14”) and an associated DIB unit at our Mont Belvieu area NGL fractionation complex (second half of 2025);

•	our first natural gas processing train at our Mentone West location in the Delaware Basin (second half of 2025);

•	an eighth natural gas processing train (“Orion”) in the Midland Basin (second half of 2025);

•	an expansion of our Morgan’s Point terminal to increase ethylene export capacity (second half of 2024 and second half of 2025);

•	our Neches River Ethane / Propane Export Facility located in Orange County, Texas (second half of 2025 and first half of 2026);

•	our second natural gas processing train at our Mentone West location in the Delaware Basin (first half of 2026); and

•	the expansion of our LPG and PGP export capacity at EHT, including Ref 4 (fourth quarter of 2026).

Based on information currently available, we expect our total capital investments for 2024, net of contributions from noncontrolling interests, to approximate $4.1 billion to $4.35 billion, which reflects growth capital investments of $3.5 billion to $3.75 billion and sustaining capital expenditures of $600 million.  These amounts do not include capital investments associated with our proposed deep-water offshore crude oil terminal (SPOT), which remains subject to a final investment decision.

Our forecast of capital investments is dependent upon our ability to generate the required funds from either operating cash flow or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital investments due to factors beyond our control, such as adverse economic conditions, weather-related issues and changes in supplier prices resulting from raw material or labor shortages, supply chain disruptions or inflation.  Furthermore, our forecast of capital investments may change over time based on future decisions by management, which may include changing the scope or timing of projects or cancelling projects altogether.  Our success in raising capital, having the ability to increase revenues commensurate with cost increases and our ability to partner with other companies to share project costs and risks, continue to be significant factors in determining how much capital we can invest.  We believe our access to capital resources is sufficient to meet the demands of our current and future growth needs and, although we currently expect to make the forecast capital investments noted above, we may revise our plans in response to changes in economic and capital market conditions.

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Six Months Ended June 30,
	2024	2023
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$1,937	$1,227
Sustaining capital projects (3)	374	206
Total	$2,311	$1,433

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

Comparison of Six Months Ended June 30, 2024 with Six Months Ended June 30, 2023

In total, investments in growth capital projects increased $710 million period-to-period primarily due to the following:

•	higher investments in ethane, ethylene, and LPG export expansion projects at our Gulf Coast terminals, which accounted for a $291 million increase;

•	higher investments in our Bahia NGL Pipeline, which accounted for a $242 million increase; and

•
higher investments in the construction of natural gas processing trains and related gathering system expansions in the Delaware and Midland Basins, which accounted for an additional $149 million increase.

Investments attributable to sustaining capital projects increased $168 million period-to-period primarily due to higher major maintenance activities performed at certain of our reaction-based plants (e.g., our PDH 1 and iBDH facilities) and fluctuations in timing and costs of pipeline integrity and similar projects.

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations.  At June 30, 2024, the total amount of Guaranteed Debt was $31.1 billion, which was comprised of $27.4 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes, $900 million of short-term commercial paper notes, and $487 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $49.7 billion at June 30, 2024.  The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the six months ended June 30, 2024 was $3.2 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries.  We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing.  Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	June 30, 2024	December 31, 2023
Current receivables from Non-Obligor Subsidiaries	$1,241	$2,569
Other current assets	5,286	5,416
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $49.7 billion at June 30, 2024 and $46.8 billion at December 31, 2023	9,466	9,185

Selected liability information:
Current portion of Guaranteed Debt, including interest of $487 million at June 30, 2024 and $455 million at December 31, 2023	$2,536	$1,755
Current payables to Non-Obligor Subsidiaries	1,448	1,567
Other current liabilities	3,913	4,239
Noncurrent portion of Guaranteed Debt, principal only	28,557	27,707
Noncurrent payables to Non-Obligor Subsidiaries	56	57
Other noncurrent liabilities	141	122

Mezzanine equity of Obligor Group:
Preferred units	$49	$49

The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Six Months Ended June 30, 2024	For the Twelve Months Ended December 31, 2023
Revenues from Non-Obligor Subsidiaries	$10,646	$17,344
Revenues from other sources	9,029	15,375
Operating income of Obligor Group	306	835
Net loss of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $3.2 billion for the six months ended June 30, 2024 and $6.0 billion for the twelve months ended December 31, 2023	(381)	(483)

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

At June 30, 2024, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	June 30, 2024	July 15, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$7	$–	$5
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	6	(1)	4
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	8	1	6

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	June 30, 2024	July 15, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$39	$65	$98
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	9	46	83
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	69	84	113

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	June 30, 2024	July 15, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$66	$(57)	$(59)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(61)	(191)	(155)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	193	77	37

Commercial energy derivative portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	June 30, 2024	July 15, 2024
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(9)	$19	$(6)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	9	35	7
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(27)	3	(19)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Partnership made quarterly PIK distributions to preferred unitholders in the first and second quarters of 2024 of 19,423 and 19,865 preferred units, respectively.  With the exception of 90 preferred units distributed in the second quarter of 2024 to an unaffiliated third party, all of the PIK distributions made during the six months ended June 30, 2024 were to OTA Holdings, Inc., an indirect, wholly owned subsidiary of the Partnership (“OTA”).  The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

The issuance of preferred units as PIK distributions during the three and six months ended June 30, 2024 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the second quarter of 2024.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the second quarter of 2024:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
April 2024	–	$–	–	$1,041,714
May 2024	644,595	$28.03	644,595	$1,023,644
June 2024	774,986	$28.30	774,986	$1,001,709
Vesting of phantom unit awards:
May 2024 (2)	66,909	$27.79	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of the Partnership’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 229,776 phantom unit awards that vested in May 2024 and converted to common units, 66,909 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Enterprise GP adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.33
Thirty-Ninth Supplemental Indenture, dated as of August 8, 2024, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and U.S. Bank Trust Company, National Association, as Series Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 8, 2024).

4.34
Form of Global Note representing $500 million principal amount of 6.875% Series B Senior Notes due 2033 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 10-K filed March 31, 2003).

4.35
Form of Global Note representing $350 million principal amount of 6.65% Series B Senior Notes due 2034 with attached Guarantee (incorporated by reference to Exhibit 4.19 to Form S-3 Registration Statement, Reg. No. 333-123150, filed March 4, 2005).

4.36
Form of Global Note representing $250 million principal amount of 5.75% Series B Senior Notes due 2035 with attached Guarantee (incorporated by reference to Exhibit 4.32 to Form 10-Q filed November 4, 2005).

4.37
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

4.73
Form of Global Note representing $1.0 billion principal amount of 4.850% Senior Notes due 2034 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed January 11, 2024).

4.74
Form of Global Note representing $1.1 billion principal amount of 4.95% Senior Notes due 2035 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed August 8, 2024).

4.75
Form of Global Note representing $1.4 billion principal amount of 5.55% Senior Notes due 2055 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed August 8, 2024).

4.76
Replacement Capital Covenant, dated October 27, 2009, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.9 to Form 8-K filed October 28, 2009).

4.77
Amendment to Replacement Capital Covenants, dated May 6, 2015, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.59 to Form 10-Q filed May 8, 2015).

4.78
Indenture, dated February 20, 2002, by and among TEPPCO Partners, L.P., as Issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as Subsidiary Guarantors, and First Union National Bank, NA, as Trustee (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by TEPPCO Partners, L.P. on February 20, 2002).

4.79
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

4.80
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

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at June 30, 2024.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.

31.3#	Sarbanes-Oxley Section 302 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.3#	Sarbanes-Oxley Section 906 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2024.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President and Chief Financial Officer of the General Partner