Form 10-K
period 2024-12-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2025-02-28
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

The aggregate market value of our common units held by non-affiliates at June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $42.55 billion based on a closing price on that date of $28.98 per common unit on the New York Stock Exchange Composite ticker tape.  There were 2,165,699,962 common units outstanding at January 31, 2025.

ENTERPRISE PRODUCTS PARTNERS L.P.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2024 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at December 31, 2024.

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

Our financial position, results of operations and cash flows are contingent on the supply of, and demand for the energy commodities we handle across our integrated midstream energy asset network.  See “Current Outlook” included under Part II, Item 7 of this annual report for management’s views on key midstream energy supply and demand fundamentals in 2024.

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

The following table presents selected information regarding our natural gas processing assets at February 1, 2025:

					Net Gas	Total Gas
		Production		No. of	Processing	Processing
		Region	Ownership	Processing	Capacity	Capacity
Description of Asset	Location	Served	Interest	Trains (1)	(MMcf/d)	(MMcf/d) (2)
Rocky Mountains
Meeker	Colorado	Piceance	100.0%	2	1,600	1,600
Pioneer	Wyoming	Green River	100.0%	3	1,400	1,400
Chaco	New Mexico	San Juan	100.0%	2	700	700
South Texas
Yoakum	Texas	Eagle Ford	100.0%	3	900	900
Thompsonville	Texas	Eagle Ford	100.0%	1	330	330
Shoup	Texas	Eagle Ford	100.0%	1	280	280
Armstrong	Texas	Eagle Ford	100.0%	2	250	250
San Martin	Texas	Eagle Ford	100.0%	1	200	200
Sonora	Texas	Strawn	100.0%	3	90	90
Delaware Basin
Orla	Texas	Delaware	100.0%	3	900	900
Mentone	Texas	Delaware	100.0%	3	900	900
South Eddy	New Mexico	Delaware	100.0%	1	200	200
Waha	Texas	Delaware	100.0%	1	150	150
Chaparral	New Mexico	Delaware	100.0%	1	40	40
Midland Basin
Poseidon	Texas	Midland	100.0%	1	300	300
Leonidas	Texas	Midland	100.0%	1	300	300
Newberry	Texas	Midland	100.0%	2	260	260
Leiker	Texas	Midland	100.0%	1	200	200
Trident	Texas	Midland	100.0%	1	200	200
Taylor	Texas	Midland	100.0%	1	200	200
Louisiana and Mississippi
Pascagoula	Mississippi	Gulf of Mexico	75.0% (3)	2	750	1,000
Neptune	Louisiana	Gulf of Mexico	66.0% (4)	2	429	650
Venice	Louisiana	Gulf of Mexico	13.1% (5)	2	98	750
Carthage
Bulldog	Texas	Cotton Valley	100.0%	1	200	200
Panola	Texas	Cotton Valley	100.0%	1	120	120
Other
Indian Springs	Texas	Wilcox-Woodbine	75.0% (4)	1	75	100
Total					11,072	12,220

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

We operate all of our natural gas processing assets except for Venice.  On a weighted-average basis, utilization rates for our natural gas processing facilities were approximately 68.4%, 69.6% and 66.5% during the years ended December 31, 2024, 2023 and 2022, respectively.

Midland Basin natural gas processing.  Our natural gas processing assets that support customer production in the Midland Basin consist of seven natural gas processing trains, including a seventh natural gas processing train (“Leonidas”), which we completed construction of and placed into service in late first quarter of 2024.

In response to increasing production, we are constructing an eighth natural gas processing train (“Orion”), which is expected to be placed into service in the third quarter of 2025.  This train will have the capacity to process 300 MMcf/d of natural gas and extract over 40 MBPD of NGLs and is supported by long-term acreage dedication agreements.

Delaware Basin natural gas processing.  Our natural gas processing assets that support customer production in the Delaware Basin consist of nine natural gas processing trains, including a third natural gas processing train at Mentone, which was placed into service in late first quarter of 2024.

In response to increasing production, we are constructing two additional natural gas processing trains at our Mentone West location, which are expected to be placed into service in the third quarter of 2025 and the first half of 2026, respectively.  Each of these natural gas processing trains will have the capacity to process 300 MMcf/d of natural gas and extract over 40 MBPD of NGLs and are supported by long-term acreage dedication agreements and minimum volume commitments.

Our NGL marketing activities utilize a fleet of approximately 510 railcars, the majority of which are leased from third parties.  These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the U.S. and parts of Canada.  We have rail loading and unloading capabilities at certain of our terminal facilities in Arizona, Kansas, Louisiana, Minnesota, Mississippi, New York, North Carolina and Texas.  These facilities service both our rail shipments and those of our customers. Our NGL marketing activities also utilize a fleet of approximately 195 tractor-trailer tank trucks that are used to transport LPG for us and on behalf of third parties.  We lease and operate the majority of these trucks.

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

The following table presents selected information regarding our NGL pipelines at February 1, 2025:

			Pipeline
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Mid-America Pipeline System (1,3)	Midwest and Western U.S.	100.0%	7,103
South Texas NGL Pipeline System	Texas	100.0%	1,819
Dixie Pipeline (1)	South and Southeastern U.S.	100.0%	1,300
ATEX (1)	Texas to Midwest and Northeast U.S.	100.0%	1,224
Seminole NGL Pipeline (1,3)	Texas	100.0%	1,177
Louisiana Pipeline System (1)	Louisiana	100.0%	874
Shin Oak NGL Pipeline	Texas	67.0% (4)	669
Texas Express Pipeline (1)	Texas	35.0% (5)	593
Skelly-Belvieu Pipeline (1)	Texas, Oklahoma	50.0% (6)	572
Chaparral NGL System (3)	Texas, New Mexico	100.0%	564
Front Range Pipeline (1)	Colorado, Oklahoma, Texas	33.3% (7)	453
Houston Ship Channel Pipeline System	Texas	100.0%	304
Panola Pipeline (1)	Texas	70.0% (8)	253
Rio Grande Pipeline (1)	Texas	100.0%	248
Aegis Ethane Pipeline (1)	Texas, Louisiana	100.0%	232
Lou-Tex NGL Pipeline (1)	Texas, Louisiana	100.0%	209
Promix NGL Gathering System	Louisiana	50.0% (9)	191
Tri-States NGL Pipeline (1)	Alabama, Mississippi, Louisiana	83.3% (10)	167
Texas Express Gathering System	Texas	45.0% (11)	138
Others (nine systems) (2)	Various	Various (12)	523
Total			18,613

(1)	Interstate transportation services provided on these liquids pipelines, in whole or part, are regulated by federal governmental agencies.
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

(3)
Pipeline mileage shown for Mid-America Pipeline System, Seminole NGL Pipeline and Chaparral NGL System exclude 714 miles, 67 miles and 479 miles, respectively, which are currently used by our TW Products System to transport refined products from our Mont Belvieu area storage complex to terminals located in West Texas, New Mexico and Utah.

(4)	We own a 67% consolidated interest in the Shin Oak NGL Pipeline through our majority owned subsidiary, Breviloba, LLC.
(5)	Our 35% ownership interest in the Texas Express Pipeline is held indirectly through our equity method investment in Texas Express Pipeline LLC.
(6)	Our 50% ownership interest in the Skelly-Belvieu Pipeline is held indirectly through our equity method investment in Skelly-Belvieu Pipeline Company, L.L.C.
(7)	Our 33.3% ownership interest in the Front Range Pipeline is held indirectly through our equity method investment in Front Range Pipeline LLC.
(8)	We own a 70% consolidated interest in the Panola Pipeline through our majority owned subsidiary, Panola Pipeline Company, LLC (“Panola”).
(9)	Our 50% ownership interest in the Promix NGL Gathering System is held indirectly through our equity method investment in K/D/S Promix, L.L.C.
(10)	We own an 83.3% consolidated interest in the Tri-States NGL Pipeline through our majority owned subsidiary, Tri-States NGL Pipeline, L.L.C.
(11)	Our 45% ownership interest in the Texas Express Gathering System is held indirectly through our equity method investment in Texas Express Gathering LLC.
(12)	We proportionately consolidate our 50% undivided interest in a 45-mile segment of the Port Arthur pipelines. The remainder of these NGL pipelines are wholly owned.

The maximum number of barrels per day that our NGL pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each injection and delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our NGL pipelines in terms of net throughput, which is based on our ownership interest.  In the aggregate, net throughput volumes for these pipelines were 4,355 MBPD, 4,040 MBPD and 3,703 MBPD during the years ended December 31, 2024, 2023 and 2022, respectively.

We operate our NGL pipelines with the exception of the Texas Express Gathering System.  The following information describes our principal NGL pipelines:

•
The Mid-America Pipeline System is an NGL pipeline system consisting of the 2,397-mile Rocky Mountain pipeline, the 2,020-mile Conway North pipeline, the 628-mile Ethane-Propane (“EP”) Mix pipeline, and the 2,058-mile Conway South pipeline.  The Rocky Mountain pipeline transports mixed NGLs from production fields located in the Rocky Mountain Overthrust and San Juan Basin to the Hobbs NGL hub located on the Texas-New Mexico border.  The Conway North segment links the NGL hub at Conway, Kansas to refineries, petrochemical plants and propane markets in the upper Midwest.  NGL hubs provide buyers and sellers with a centralized location for the storage and pricing of products, while also providing connections to intrastate and/or interstate pipelines.  The EP Mix segment transports EP mix from the Conway hub to petrochemical plants in Iowa and Illinois.  The Conway South pipeline connects the Conway hub with Kansas refineries and provides bi-directional transportation of NGLs between the Conway and Hobbs hubs.  At the Hobbs NGL hub, the Mid-America Pipeline System interconnects with our Seminole NGL Pipeline and Hobbs NGL fractionation and storage facility.  The Mid-America Pipeline System is also connected to 18 non-regulated NGL terminals, 17 of which we own and operate.

•
The South Texas NGL Pipeline System is a network of NGL gathering and transportation pipelines located in South Texas that gather and transport mixed NGLs from natural gas processing facilities (owned by either us or third parties) to our NGL fractionators located in South Texas and in Chambers County, Texas.  In addition, this system transports purity NGL products from our South Texas NGL fractionators to refineries and petrochemical plants located between Corpus Christi, Texas and Houston, Texas and within the Texas City-Houston area, as well as to interconnects with other NGL pipelines and to our Mont Belvieu area storage complex.  The South Texas NGL Pipeline System extends our ethane header system from Chambers County, Texas to Corpus Christi, Texas.

•
The Dixie Pipeline transports propane and other NGLs from locations in southeast Texas, south Louisiana and Mississippi to markets in the southeastern U.S.  The Dixie Pipeline operates in seven states: Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Texas, and is connected to eight non-regulated propane terminals that we own and operate.

•
The Appalachia-to-Texas Express, or ATEX, pipeline transports ethane in southbound service from third-party owned NGL fractionation plants located in Ohio, Pennsylvania and West Virginia to our Mont Belvieu area storage complex.  Ethane originating at these fractionation facilities is sourced from the Marcellus and Utica Shale production areas.  ATEX operates in nine states: Arkansas, Illinois, Indiana, Louisiana, Missouri, Ohio, Pennsylvania, Texas and West Virginia.

•
The Seminole NGL Pipeline transports NGLs from the Hobbs hub and the Permian Basin to markets in southeast Texas, including our Mont Belvieu area fractionation complex.  NGLs originating on the Mid-America Pipeline System are a significant source of throughput for the Seminole NGL Pipeline.

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

•	The Shin Oak NGL Pipeline transports NGL production from Orla, Texas in the Permian Basin to our Mont Belvieu area NGL fractionation and storage complex.

•
The Texas Express Pipeline extends from Skellytown, Texas to our Mont Belvieu area NGL fractionation and storage complex.  Mixed NGLs from production fields located in the Rocky Mountains, Permian Basin and Mid-Continent regions are delivered to the Texas Express Pipeline via an interconnect with our Mid-America Pipeline System near Skellytown.  In addition, the Texas Express Pipeline transports mixed NGLs gathered by the Texas Express Gathering System.  Also, mixed NGLs originating from the Denver-Julesburg (“DJ”) Basin in Colorado are transported to the Texas Express Pipeline using the Front Range Pipeline.

•
The Skelly-Belvieu Pipeline transports mixed NGLs from Skellytown, Texas to Chambers County, Texas.  The Skelly-Belvieu Pipeline receives a significant quantity of NGLs through an interconnect with our Mid-America Pipeline System at Skellytown.

•
The Chaparral NGL System transports mixed NGLs from natural gas processing facilities located in West Texas and New Mexico to interconnects with our NGL pipelines, which will have destinations at our facilities in Chambers County, Texas.  This system consists of the 385-mile Chaparral Pipeline and the 179-mile Quanah Pipeline. Intrastate transportation services provided on the Chaparral Pipeline are regulated; however, transportation services provided by the Quanah pipeline are not.

•
The Front Range Pipeline transports mixed NGLs from natural gas processing facilities located in the DJ Basin in Colorado to an interconnect with our Texas Express Pipeline, Mid-America Pipeline System and other third-party facilities located at Skellytown, Texas.

•
The Houston Ship Channel Pipeline System connects our assets located in Chambers County, Texas to our marine terminals on the Houston Ship Channel and to area petrochemical plants, refineries and other pipelines.

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

Bahia NGL Pipeline. In October 2023, we announced plans to build the 550-mile Bahia NGL Pipeline to transport growing NGL production from the Permian Basin to our Mont Belvieu area NGL fractionation complex.  The Bahia NGL Pipeline, which has a design capacity of 600 MBPD, will consist of a 24-inch diameter segment from the Delaware Basin where it will connect to a 30-inch diameter segment from the Midland Basin to Chambers County, Texas.  This project is expected to be placed into service in the fourth quarter of 2025.

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

The following table presents selected information regarding our NGL fractionation facilities at February 1, 2025:

			Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location	Interest	(MBPD) (1)	(MBPD) (2)
NGL fractionation facilities:
Mont Belvieu area:
Fracs 1, 2 and 3	Texas	75.0% (3)	189	245
Fracs 4, 5, 6, 7, 8, 9, 10, 11 and 12	Texas	100.0%	940	940
Total Mont Belvieu area			1,129	1,185
Shoup and Armstrong	Texas	100.0%	97	97
Hobbs	Texas	100.0%	75	75
Norco	Louisiana	100.0%	75	75
Promix	Louisiana	50.0% (4)	73	145
Tebone	Louisiana	100.0%	30	30
Baton Rouge	Louisiana	32.2% (5)	19	60
Total			1,498	1,667

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

On a weighted-average basis, the overall utilization rates for our NGL fractionators (based on nameplate capacities) were 106.4%, 106.0% and 100.0% during the years ended December 31, 2024, 2023 and 2022, respectively.

The following information describes our principal NGL fractionators, all of which we operate:

•
We own and operate NGL fractionators located in Mont Belvieu, Texas and surrounding areas of Chambers County, Texas (collectively, the “Mont Belvieu area”).  These fractionators process mixed NGLs from several major NGL supply basins in North America, including the Permian Basin, Rocky Mountains, Eagle Ford Shale, Mid-Continent and San Juan Basin.  Our Mont Belvieu area NGL fractionators are connected to our network of NGL supply and distribution pipelines, approximately 170 MMBbls of underground salt dome storage capacity, along with access to international markets through our marine terminals located on the Houston Ship Channel.

In October 2023, we announced plans to construct NGL fractionator 14 (“Frac 14”) and an associated deisobutanizer (“DIB”) unit in the Mont Belvieu area.  Frac 14, which will have a design nameplate capacity of 150 MBPD, is expected to be capable of fractionating up to 195 MBPD of NGLs and enter service in the third quarter of 2025.

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

We also own and operate a 60 MBPD natural gasoline hydrotreater facility at our Mont Belvieu area complex along with related storage and pipeline infrastructure, which is designed to lower the sulfur content of natural gasoline.

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

The following table presents selected information regarding our NGL and related product storage assets at February 1, 2025:

			Net Usable
			Storage
		Ownership	Capacity
Description of Asset	Location	Interest	(MMBbls) (1)
Mont Belvieu area storage complex	Texas	100.0%	169.5
Almeda and Markham (2)	Texas	Leased	12.4
Breaux Bridge, Anse La Butte and Sorrento (3)	Louisiana	100.0%	11.0
Petal (4)	Mississippi	100.0%	5.4
Hutchinson (5)	Kansas	100.0%	4.0
Others (6)	Various	Various	14.4
Total			216.7

(1)	Net usable storage capacity is based on our ownership interest or contractual right-of-use.
(2)	These storage facilities are used in connection with our South Texas NGL Pipeline System.
(3)	These storage facilities are used in connection with our Louisiana Pipeline System.
(4)	This storage facility is used in connection with our Dixie Pipeline.
(5)	This storage facility is used in connection with our Mid-America Pipeline System.
(6)
Primarily consists of operational storage capacity for our major pipeline systems, including the Mid-America Pipeline System, Dixie Pipeline and TE Products Pipeline.  We own substantially all of this storage capacity.

We operate substantially all of our NGL and related product storage facilities.

Our largest underground storage facility is located in the Mont Belvieu area. This facility consists of 37 underground salt dome caverns used to store and redeliver mixed and purity NGLs, petrochemicals and related products.  This facility has an aggregate usable storage capacity of 169.5 MMBbls, a brine system with approximately 36 MMBbls of above-ground brine storage capacity and three wells used in brine production.

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

EHT can load refrigerated cargoes of low-ethane propane and/or butane (collectively referred to as LPG) onto multiple tanker vessels simultaneously.  Our LPG export services continue to benefit from increased NGL supplies produced from domestic shale plays, international demand for propane as a feedstock in ethylene and propylene production, and for power generation and heating purposes.  The current estimated maximum loading capacity for LPG at EHT is approximately 835 MBPD.  EHT has the capability to load up to six Very Large Gas Carrier (“VLGC”) vessels simultaneously, while maintaining the option to switch between loading propane and butane.  EHT can load a single VLGC in less than 24 hours, creating greater efficiencies and cost savings for our customers.  LPG loading volumes at EHT averaged 702 MBPD, 623 MBPD and 555 MBPD during the years ended December 31, 2024, 2023 and 2022, respectively.

In July 2024, we announced plans to move forward with the construction of a fourth refrigeration train at EHT. The addition of a fourth refrigeration train (“Ref 4”), which is expected to be placed into service by the end of 2026, will increase our propane and butane export capabilities by approximately 300 MBPD.  In addition to providing incremental LPG export capacity, Ref 4 will increase the instantaneous loading rates for propane and butane at EHT, while also making additional capacity available for propylene exports.

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

•
The Morgan’s Point Ethane Export Terminal, located on the Houston Ship Channel, has a nameplate loading capacity of approximately 10,000 barrels per hour of fully refrigerated ethane. The terminal supports domestic production of U.S. ethane from shale plays by providing the global petrochemical industry with access to a low-cost feedstock option and opportunities for supply diversification.  Ethane volumes handled by the terminal are sourced from our Mont Belvieu area NGL fractionation and storage complex.  Ethane loading volumes at the terminal averaged 213 MBPD, 198 MBPD and 168 MBPD during the years ended December 31, 2024, 2023 and 2022, respectively.

In December 2024, we completed the first phase of a project at our Morgan’s Point Ethane Export terminal, which provides one of the 120 MBPD trains with the ability to refrigerate either ethane or ethylene.  This added versatility enables us to offer flexibility to our customers in response to evolving market conditions.  The second phase of this project, which we expect to be completed during the fourth quarter of 2025, includes the construction of incremental ethane storage capacity that will further enhance our ethane loading capabilities.   See "Petrochemicals & Refined Products Services Segment – Ethylene export terminal and related operations” within this Part I, Items 1 and 2 for additional information regarding our ethylene export terminal.

Neches River Ethane / Propane Export Facility. In April 2022, we announced plans to construct a new ethane / propane export facility, which will be located on the Neches River in Orange County, Texas.  In response to growing demand for LPG exports, this project will expand our ethane and propane export capabilities on the U.S. Gulf Coast.  This multi-phase project is expected to be completed during the third quarter of 2025 and first half of 2026.

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

The following table presents selected information regarding our crude oil pipelines and related operations at February 1, 2025:

			Operational
			Storage	Pipeline
		Ownership	Capacity	Length
Description of Asset	Location(s)	Interest	(MMBbls) (2)	(Miles)
Seaway Pipeline (1)	Texas, Oklahoma	50.0% (3)	9.4	1,275
West Texas System (1)	Texas, New Mexico	100.0%	1.7	1,099
Midland-to-ECHO System	Texas	Various (4)	3.9	938
Basin Pipeline (1)	Texas, New Mexico, Oklahoma	13.0% (5)	5.2	601
South Texas Crude Oil Pipeline System	Texas	100.0%	5.7	508
EFS Midstream System	Texas	100.0%	0.3	500
Eagle Ford Crude Oil Pipeline System	Texas	50.0% (6)	4.5	390
Total			30.7	5,311

(1)	Transportation services provided on these liquids pipelines are regulated, in whole or part, by federal governmental agencies.
(2)	Operational storage capacity amounts presented on a gross basis.
(3)	Our 50% ownership interest in the Seaway Pipeline is held indirectly through our equity method investment in Seaway Crude Holdings LLC (“Seaway”).
(4)
We proportionately consolidate our 29% undivided interest in the 521-mile Midland-to-Webster pipeline, which we refer to as the Midland-to-ECHO 3 Pipeline.  The remainder of this system relates to our Midland-to-ECHO 1 Pipeline, which is wholly owned.

(5)	We proportionately consolidate our 13% undivided interest in the Basin Pipeline.
(6)	Our 50% ownership interest in the Eagle Ford Crude Oil Pipeline System is held indirectly through our equity method investment in Eagle Ford Pipeline LLC.

The maximum number of barrels per day that our crude oil pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the grades of crude oil being transported).  As a result, we measure the utilization rates of our crude oil pipelines in terms of net throughput, which is based on our ownership interest.  In the aggregate, net throughput volumes for these pipelines were 2,510 MBPD, 2,461 MBPD and 2,222 MBPD during the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Texas City System consists of a marine terminal and storage tanks, various pipelines and related infrastructure used to transport crude oil to refineries in the Texas City, Texas area and to and from terminals in the Galena Park, Texas area, our ECHO terminal and locations along the Houston Ship Channel.  The Texas City System also receives production from certain offshore Gulf of Mexico developments. The intrastate pipeline transportation capacity of the Freeport System and Texas City System is approximately 516 MBPD and 840 MBPD, respectively.

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

•
The Midland-to-ECHO System supports Permian Basin crude oil production by providing producers and other shippers with transportation solutions that are both cost-efficient and operationally flexible.  After aggregating crude at our Midland terminal, the system has the capability to transport multiple grades of crude oil, including West Texas Intermediate (“WTI”), West Texas Light sweet crude oil (“West Texas Light”), West Texas Sour, and condensate, to our Enterprise Crude Houston (“ECHO”) storage terminal (using batched shipments to safeguard crude quality) for further delivery to markets along the Gulf Coast.  Using the ECHO terminal, shippers on the Midland-to-ECHO System have access to every refinery in Houston, Texas City, Beaumont and Port Arthur, Texas, as well as our crude oil export terminal facilities.

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

From January 2019 through January 2024, our Midland-to-ECHO system included the Midland-to-ECHO 2 Pipeline that originated at our Midland terminal and extended to our Sealy terminal, with crude oil volumes arriving at Sealy transported to our ECHO terminal using the Rancho II pipeline.  The Midland-to-ECHO 2 Pipeline was created in January 2019 by converting the Midland-to-Sealy segment of one of our two Seminole NGL pipelines from NGL service to crude oil service.  In January 2024, the Midland-to-Sealy segment of the Midland-to-ECHO 2 pipeline was converted from crude oil service back to NGL service (as part of our Seminole NGL Pipeline).  Crude oil previously transported by our Midland-to-ECHO 2 Pipeline are transported using other pipelines within our Midland-to-ECHO System.  We retain the flexibility to keep this pipeline in NGL service or convert it to crude oil or other liquid hydrocarbons service depending on future market conditions.

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

The following table presents selected information regarding our crude oil terminals at February 1, 2025:

			Number of	Net Storage
		Ownership	Above-Ground	Capacity
Description of Asset	Location	Interest	Tanks in Service	(MMBbls)
EHT (crude oil)	Texas	100.0%	81	23.9
ECHO (1)	Texas	100.0%	15	6.6
Midland (2)	Texas	100.0%	13	5.2
Beaumont Marine West	Texas	100.0%	12	4.2
Cushing	Oklahoma	100.0%	20	3.4
Corpus Christi	Texas	50.0% (3)	4	0.7
Total			145	44.0

(1)	Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline and three tanks owned by Seaway.
(2)	Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline.
(3)	Our 50% ownership interest in the terminal is held indirectly through our equity method investment in Eagle Ford Terminals Corpus Christi LLC.

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

In April 2024, we received the deepwater port license for SPOT from the U.S. Department of Transportation’s Maritime Administration.  The receipt of the deepwater port license is a significant milestone in the development and commercialization of SPOT.

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

Our Crude Oil Pipelines & Services segment also includes a fleet of approximately 225 tractor-trailer tank trucks, the majority of which we own and operate, that are used to transport crude oil.

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

The following table presents selected information regarding our natural gas pipelines and related infrastructure at February 1, 2025:

				Net Capacity (1)
			Pipeline	Pipeline	Natural Gas	Usable
		Ownership	Length	Capacity	Treating	Storage
Description of Asset	Location(s)	Interest	(Miles)	(MMcf/d)	(MMcf/d)	(Bcf)
Texas Intrastate System (2)	Texas	Various (5)	6,658	7,328	–	12.9
Acadian Gas System (2)	Louisiana	100.0% (6)	1,407	4,825	–	1.2
Delaware Basin Gathering System (4)	Texas, New Mexico	100.0%	1,870	2,570	270	–
Midland Basin Gathering System (4)	Texas	100.0%	1,860	2,500	–	–
Jonah Gathering System	Wyoming	100.0%	782	2,360	–	–
Piceance Basin Gathering System	Colorado	100.0%	195	1,800	200	–
White River Hub (3)	Colorado	50.0% (7)	10	1,500	–	–
BTA Gathering System (4)	Texas	100.0% (8)	803	1,420	240	–
Haynesville Gathering System	Louisiana, Texas	100.0%	363	1,300	810	–
San Juan Gathering System	New Mexico, Colorado	100.0%	5,527	1,200	–	–
Indian Springs Gathering System (4)	Texas	80.0% (9)	145	160	–	–
Delmita Gathering System	Texas	100.0%	201	145	–	–
South Texas Gathering System	Texas	100.0%	479	143	320	–
Old Ocean Pipeline	Texas	50.0% (10)	240	80	–	–
Big Thicket Gathering System (4)	Texas	100.0%	222	60	–	–
Total			20,762	27,391	1,840	14.1

(1)	Net capacity amounts are based on our ownership interest or contractual right-of-use.
(2)	Transportation services provided on these pipeline systems, in whole or part, are regulated by both federal and state governmental agencies.
(3)	Services provided by the White River Hub are regulated by federal governmental agencies.
(4)	Transportation services provided on these systems are regulated in part by state governmental agencies.
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

On a weighted-average basis, overall utilization rates for our natural gas pipelines were approximately 65.7%, 65.0% and 65.0% during the years ended December 31, 2024, 2023 and 2022, respectively.  These utilization rates represent actual natural gas volumes delivered as a percentage of our nominal delivery capacity and do not reflect firm capacity reservation agreements where capacity fees are earned whether or not the shipper actually utilizes such capacity.

We operate our natural gas pipelines and storage facilities with the exception of the White River Hub, Old Ocean Pipeline and certain segments of the Texas Intrastate System.  The following information describes our principal natural gas pipelines:

•
The Texas Intrastate System is comprised of the 6,021-mile Enterprise Texas pipeline system and the 637-mile Channel pipeline system. The Texas Intrastate System gathers, transports and stores natural gas from supply basins in Texas including the Permian Basin and Eagle Ford and Barnett Shales for delivery to local gas distribution companies, electric utility plants and industrial and municipal consumers. The system is also connected to regional natural gas processing facilities and other intrastate and interstate pipelines.  The Texas Intrastate System serves a number of commercial markets in Texas, including Corpus Christi, San Antonio/Austin, Beaumont/Orange and Houston, including the Houston Ship Channel industrial market.

•
The Acadian Gas System transports, stores and markets natural gas in Louisiana.  The Acadian Gas System is comprised of the 1,006-mile Acadian pipeline, 290-mile Acadian Haynesville Extension pipeline, 83-mile Gillis Lateral pipeline and 28-mile Enterprise Pelican pipeline.  The Acadian Gas System links natural gas supplies from Louisiana (e.g., from the Haynesville Shale supply basin) and offshore Gulf of Mexico developments with local gas distribution companies, electric utility plants and industrial customers located primarily in the Baton Rouge/New Orleans/Mississippi River corridor.  Additionally, the Acadian Gas System delivers natural gas production from the Haynesville Shale to the liquefied natural gas (“LNG”) markets in South Louisiana via the Gillis Lateral pipeline.

•
The Delaware Basin Gathering System gathers natural gas produced from the Delaware Basin for delivery to regional natural gas processing facilities, including our Delaware Basin natural gas processing facility, and delivers residue and treated natural gas into our Texas Intrastate System and third-party pipelines.

In October 2024, we expanded our Delaware Basin Gathering System by acquiring Pinon Midstream, LLC (“Pinon Midstream”).  The assets acquired as part of this transaction included 43 miles of natural gas gathering and redelivery pipelines, five 3-stage compressor stations, 270 MMcf/d of hydrogen sulfide and carbon dioxide treating facilities and two high capacity acid gas injection wells.  The addition of Pinon Midstream provides us with the necessary infrastructure to gather and treat sour gas produced in the Delaware Basin prior to its delivery to regional natural gas processing facilities, including our Delaware Basin natural gas processing facility.  See Part II, Item 7 of this annual report for additional information regarding our acquisition of Pinon Midstream.

•	The Midland Basin Gathering System, which is located in West Texas, gathers natural gas from the Midland Basin for delivery to our Midland Basin processing facility.

In August 2024, we completed an expansion of our Midland Basin Gathering System.  This expansion added approximately 600 MMcf/d natural gas takeaway, which increased total natural gas transportation capacity for this gathering system from approximately 1.9 Bcf/d to 2.5 Bcf/d.

•
The Jonah Gathering System is located in the Greater Green River Basin of southwest Wyoming.  This system gathers natural gas from the Jonah and Pinedale supply fields for delivery to regional natural gas processing facilities, including our Pioneer facility.

•
The Piceance Basin Gathering System gathers natural gas produced from the Piceance Basin in northwestern Colorado to our Meeker natural gas processing facility and includes the Central Treating Facility located in Rio Blanco County, Colorado.

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

The following table presents selected information regarding our propylene production facilities at February 1, 2025:

			Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location	Interest	(MBPD)	(MBPD)
Propylene fractionation facilities:
Mont Belvieu area (six units)	Texas	Various (1)	81	94
BRPC (one unit)	Louisiana	30.0% (2)	7	23
Total			88	117

PDH facilities:
PDH 1	Texas	100.0%	25	25
PDH 2	Texas	100.0%	25	25
Total			50	50

(1)
We proportionately consolidate a 66.7% undivided interest in three of the propylene splitters, which have an aggregate 41 MBPD of total plant capacity.  The remaining three propylene fractionation units are wholly owned.

(2)	Our 30% ownership interest in the BRPC facility is held indirectly through our equity method investment in Baton Rouge Propylene Concentrator LLC (“BRPC”).

We produce PGP at our Mont Belvieu area facilities and CGP at our BRPC facility.  On a weighted-average basis, the overall utilization rate of our propylene production facilities was approximately 74.2%, 72.9% and 90.0% during the years ended December 31, 2024, 2023 and 2022, respectively.

Global demand for propylene is increasing; however, the use of lighter crude oil feedstocks by U.S. refiners and increased use of ethane by steam crackers has reduced propylene production from these traditional sources.  This has led to the development of more “on purpose” propylene production facilities such as our PDH facilities located in the Mont Belvieu area.  The construction of each of our PDH facilities were underwritten by long-term, fee-based contracts that feature minimum volume commitments.  Each of these facilities has the capacity to produce up to 1.65 billion pounds per year, or approximately 25 MBPD, of PGP.  At this nameplate production rate, each facility upgrades approximately 35 MBPD of propane as feedstock.  These PDH facilities are integrated with our legacy Mont Belvieu area propylene fractionation units, which provides us with operational reliability and flexibility for both the PDH facilities and the fractionation units.  Our integrated system has the capability to produce an aggregate 11 billion pounds of propylene per year.

Propylene pipelines.  The results of operations from our petrochemical pipelines are primarily dependent upon the volume of products transported and the associated fees we charge for such transportation services.  The following table presents selected information regarding our propylene pipelines at February 1, 2025:

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

The maximum number of barrels per day that our petrochemical pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our petrochemical pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes were 172 MBPD, 161 MBPD and 163 MBPD during the years ended December 31, 2024, 2023 and 2022, respectively.

With the exception of the Lake Charles PGP Pipeline in Louisiana, we operate all of our propylene production assets and related pipelines.

Propylene export assets.  Our EHT marine terminal located on the Houston Ship Channel includes export assets capable of loading up to 3,000 barrels per hour, or 72 MBPD, of semi-refrigerated propylene.

Isomerization and related operations
We own and operate three isomerization units located in the Mont Belvieu area having an aggregate processing capacity of 116 MBPD that comprise the largest commercial isomerization facility in the U.S.  We also own and operate an 83-mile pipeline system used to transport high-purity isobutane from Chambers County, Texas to Port Neches, Texas and to Channelview, Texas.

The demand for commercial isomerization services depends upon the energy industry’s requirements for isobutane and high-purity isobutane in excess of the isobutane produced through the process of NGL fractionation and refinery operations.  Isomerization units convert normal butane feedstock into mixed butane, which is a stream of isobutane and normal butane.  DIB units, of which we own and operate ten located at our Mont Belvieu area complex, then separate the isobutane from the normal butane.  Any remaining unconverted (or residual) normal butane generated by the DIB process is then recirculated through the isomerization process until it has been converted into varying grades of isobutane, including high-purity isobutane.  The primary uses of isobutane are for the production of propylene oxide, isooctane, isobutylene and alkylate for motor gasoline. We also use certain of our DIB units to fractionate mixed butanes originating from NGL fractionation activities, imports and other sources into isobutane and normal butane.  The operating flexibility provided by our multiple standalone DIBs enables us to capture market opportunities resulting from fluctuations in demand and prices for different types of butanes.

The results of operations from our isomerization business are generally dependent on the volume of normal and mixed butanes processed and the level of toll processing fees charged to customers.

Our isomerization assets provide processing services to meet the needs of third-party customers and our other businesses, including our NGL marketing activities and octane enhancement production facility.  On a weighted-average basis, the utilization rates of our isomerization facility were approximately 101.7%, 96.6% and 93.1% during the years ended December 31, 2024, 2023 and 2022, respectively.

Octane enhancement and related operations
We own and operate an octane enhancement production facility located in the Mont Belvieu area that is designed to produce isobutylene and either isooctane or methyl tertiary butyl ether (“MTBE”).  The products produced by this facility are used by refiners to increase octane values in reformulated motor gasoline blends.  The high-purity isobutane feedstocks consumed in the production of these products are supplied by our isomerization units.

We sell our octane enhancement products at market-based prices.  We attempt to mitigate the price risk associated with these products by entering into commodity derivative instruments.  To the extent that we produce MTBE, it is sold exclusively into the export market.  We measure the utilization of our octane enhancement facility in terms of its combined isooctane, isobutylene and MTBE production volumes, which averaged 27 MBPD, 27 MBPD and 26 MBPD during the years ended December 31, 2024, 2023 and 2022, respectively.

We also own and operate a facility located on the Houston Ship Channel that produces up to approximately 4 MBPD of HPIB and includes an associated storage facility with 0.6 MMBbls of related product storage capacity.  The primary feedstock for this plant, an isobutane/isobutylene mix, is produced by our octane enhancement and iBDH facilities.  HPIB is used in the production of polyisobutylene, which is used in the manufacture of lubricants and rubber.  In general, we sell HPIB at market-based prices with a cost-based floor.  On a weighted-average basis, utilization rates for this facility were 90.4%, 112.3% and 106.9% for the years ended December 31, 2024, 2023 and 2022, respectively.

Isobutane Dehydrogenation Unit.  We own and operate an iBDH facility located in the Mont Belvieu area that is capable of processing approximately 25 MBPD of butane into nearly 1 billion pounds per year of isobutylene.  Production from the iBDH plant enables us to optimize our MTBE and high purity isobutylene assets and meet growing market demand for isobutylene.

Steam crackers and refineries have historically been the major source of propane and butane olefins for downstream use; however, with the increased use of light-end feedstocks such as ethane, the need for “on purpose” olefins production has increased.  Like our PDH facilities, the iBDH facility helps meet market demand where traditional supplies have been reduced.  The iBDH facility increases our production of high purity and low purity isobutylene, both of which are used as feedstocks to manufacture lubricants, rubber products and fuel additives.  On a weighted-average basis, utilization rates for this facility were 71.2%, 86.0% and 86.7% for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Refined products pipelines.  We own and operate the TE Products Pipeline, which is a 3,024-mile pipeline system comprised of 2,908 miles of regulated interstate pipelines and 116 miles of unregulated intrastate Texas pipelines.  The system primarily transports refined products from the upper Texas Gulf Coast to Seymour, Indiana. From Seymour, segments of the TE Products Pipeline extend to Chicago, Illinois; Lima, Ohio; Selkirk, New York; and a location near Philadelphia, Pennsylvania.  East of Seymour, Indiana, the TE Products Pipeline is primarily dedicated to NGL transportation service. The refined products transported by the TE Products Pipeline are produced by refineries and include motor gasoline and distillates.

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

	For the Year Ended December 31,
	2024	2023	2022
Refined products transportation (MBPD)	514	502	447
NGL transportation (MBPD)	45	51	56

The TE Products Pipeline system includes five non-regulated refined products truck terminals and access to approximately 21.6 MMBbls of aggregate storage capacity.

Texas Western Products System
We own and operate our Texas Western Products System (“TW Products System”), which utilizes new and previously existing assets primarily to transport refined products from the U.S. Gulf Coast to markets in West Texas, New Mexico, Colorado and Utah.

Refined products destined for these western markets are sourced at our terminals near Beaumont, Texas and Baytown, Texas and stored at our Mont Belvieu area complex.  After aggregating refined products at our Mont Belvieu area storage complex, refined products are transported along approximately 1,260 miles of previously existing pipeline assets and sold to customers at our Permian Terminal located in West Texas, our Jal and Moriarty Terminals located in New Mexico and our Grand Junction Terminal located in Utah.  On a combined basis, the terminals at these destinations offer 1.8 MMBbls of refined products storage capacity and can load up to 63 MBPD.

We placed into service and began truck loading operations at our new Permian Terminal in March 2024, Jal and Moriarty Terminals during the second quarter of 2024, and our Grand Junction Terminal in October 2024.

Refined products marine terminals.  We own and operate marine terminals located on the Neches River near Beaumont, Texas that handle refined products along with crude oil.  Our Beaumont facilities include five deep-water ship docks, three barge docks and access to approximately 11.2 MMBbls of aggregate refined products storage capacity.

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

Ethylene export terminal and related operations
Our ethylene export terminal and related operations include the ethylene export terminal, ethylene pipelines and ethylene storage.

Our ethylene export terminal located at our Morgan’s Point facility on the Houston Ship Channel features two docks with a combined nameplate capacity to load up to 1.5 million tons of ethylene per year and a refrigerated storage tank capable of handling 66 million pounds of ethylene.  Ethylene is the primary feedstock for a wide variety of consumer products, including cell phones and computer parts, food packaging, apparel, textiles and personal protective equipment.  We own a 50% consolidated member interest in Enterprise Navigator Ethylene Terminal LLC, which owns the export facility.  In April 2022, we announced plans to expand ethylene export capacity at our Morgan’s Point facility.  This project, which was completed in December 2024, provides one of the 120 MBPD trains at this facility with the flexibility to refrigerate either ethane or ethylene.

Our ethylene system serves as an open market storage and trading hub for the ethylene industry by incorporating storage capacity, connections to multiple ethylene pipelines, and high-volume export capabilities.  In support of our ethylene business, our Mont Belvieu area storage complex includes a high-capacity underground ethylene storage well having a storage capacity of more than 600 million pounds of ethylene.  The storage well is connected to our Morgan’s Point ethylene export terminal and further to Bayport, Texas through a 63-mile pipeline system.

We also operate the Baymark ethylene pipeline in South Texas, which is a leading growth area for new ethylene crackers and related facilities.  The Baymark pipeline, which is supported by long-term customer commitments, originates in Bayport and extends 93 miles to Markham, Texas.  We own a 70% consolidated interest in the Baymark pipeline through our majority owned subsidiary, Baymark Pipeline LLC.  Customers using the Baymark pipeline have pipeline access to our high-capacity ethylene storage well in the Mont Belvieu area and our export terminal at Morgan’s Point.

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

Our fleet of marine vessels operated at an average utilization rate of 92.9%, 95.8% and 92.3% during the years ended December 31, 2024, 2023 and 2022, respectively.

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

FERC Regulation – Liquids Pipelines

Certain of our NGL, refined products and crude oil pipeline systems (collectively “liquids pipelines”) provide interstate common carrier movements (“interstate movements”) that are subject to regulation by FERC under the Interstate Commerce Act (“ICA”).  Pipelines providing such interstate movements include, but are not limited to: Dixie Pipeline, Front Range Pipeline, Mid-America Pipeline, Seaway Pipeline, Seminole NGL Pipeline and Texas Express Pipeline.  These pipelines are owned by legal entities that are subject to FERC regulations, including periodic reporting requirements.

The ICA prescribes that the rates we charge for these interstate movements must be just and reasonable, and that the rules applied to our services not unduly discriminate against or confer any undue preference upon any shipper. The FERC regulations implementing the ICA further require that pipeline transportation rates and rules pertaining to these movements be filed with the FERC.  The ICA permits interested persons to challenge proposed new or changed rates or rules and authorizes the FERC to investigate such changes and to suspend their effectiveness for a period of up to seven months.  Upon completion of such an investigation, the FERC may require refunds of amounts collected above what it finds to be a just and reasonable level, together with interest.  The FERC may also investigate, upon complaint or on its own motion, a carrier’s rates and related rules that are already in effect.  If the FERC concludes, after holding a hearing on such complaint, that the challenged rate or rule was not just and reasonable, it may order a carrier to change the rate or rule prospectively and pay damages (i.e., reparations) caused by the imposition of such rate or rule for a period of up to two years prior to the filing of the complaint.

The rates charged for our interstate movements are generally based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling level that changes annually based upon the index adjustment promulgated by FERC for the year.  A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of changes in the pipeline’s operating costs.  The annual index adjustment that is prescribed by FERC reflects the year-to-year change in the U.S. Producer Price Index for Finished Goods (“PPI”) plus or minus a predetermined percentage (“Index Level”).  The Index Level is subject to review and revision every five years.  On December 17, 2020, the FERC issued a final rule setting the Index Level for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI plus 0.78%.  On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and issued a rehearing order that revised the index level to PPI minus 0.21% effective March 1, 2022 through June 30, 2026.  The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI minus 0.21% to file rate reductions effective March 1, 2022.  Enterprise, together with a number of other midstream companies, contested this index change in the U.S. Court of Appeals for the District of Columbia Circuit.  On July 26, 2024, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the FERC failed to comply with the Administrative Procedures Act when it modified the Index Level in 2022.  As a result, the court vacated the rehearing order and ordered FERC to reinstate the Index Level at PPI plus 0.78%.  FERC issued an order in September 2024 reinstating the December 2020 order and it revised the yearly index adders for the years 2022, 2023, and 2024 in that order to reflect the application of the original Index Level.  Several parties have appealed that order to the DC Circuit.  In October 2024, FERC issued a Supplemental Notice of Proposed Rulemaking (“NOPR”), wherein it sought comments regarding whether it should, on a prospective basis, change the Index Level back to PPI minus 0.21%, for the remainder of the current five-year period that ends June 30, 2026.  Parties filed initial and reply comments to the Supplemental NOPR, and FERC is currently reviewing whether it will take any further action regarding the Index Level that will apply until June 30, 2026, and, if so, what action it should take.

As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, by obtaining advance approval from FERC to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.  Certain of our pipelines have been granted market-based rate authority by the FERC, including Seaway.

Changes in the FERC’s methodologies for approving rates could adversely affect us.  We believe the transportation rates currently charged by our liquids pipelines for these interstate movements are in accordance with the ICA and applicable FERC regulations.  However, we cannot predict the rates we will be allowed to charge in the future for transportation services by such pipelines.

FERC Regulation – Natural Gas Pipelines and Related Matters

Certain of our intrastate natural gas pipelines, including the Texas Intrastate System and Acadian Gas System, are subject to regulation by the FERC under the Natural Gas Policy Act of 1978 (“NGPA”), in connection with the transportation and storage services they provide pursuant to Section 311 of the NGPA.  Under Section 311, along with the FERC’s implementing regulations, an intrastate pipeline may transport gas “on behalf of” an interstate pipeline company or any local distribution company served by an interstate pipeline, without becoming subject to the FERC’s broader regulatory authority under the Natural Gas Act of 1938 (“NGA”).  These services must be provided on an open and not unduly discriminatory basis, and the rates charged for these services may not exceed a “fair and equitable” level as determined by the FERC in periodic rate proceedings.

We believe that the transportation rates currently charged and the services performed by our natural gas pipelines are all in accordance with the applicable requirements of the NGPA and FERC regulations.  However, we cannot predict the rates we will be allowed to charge in the future for transportation services by our pipelines.

The resale of natural gas in interstate commerce is subject to FERC regulation.  In order to increase transparency in natural gas markets, the FERC has established rules requiring the annual reporting of data regarding natural gas sales.  The FERC has also established regulations that prohibit manipulation of energy markets.  A violation of the FERC’s regulations may subject us to civil and criminal penalties, suspension or loss of authorization to perform services or make sales of natural gas, disgorgement of unjust profits or other appropriate non-monetary remedies imposed by the FERC.  Pursuant to the Energy Policy Act of 2005, the potential civil penalties for any violation of the NGA, NGPA, or any rules, regulations or orders of the FERC, were approximately $1.6 million per day per violation as of January 2025.  The Federal Trade Commission and the Commodity Futures Trading Commission (“CFTC”) have also issued rules and regulations prohibiting energy market manipulation.  We believe that our natural gas sales activities are in compliance with all applicable regulatory requirements.

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

In addition to direct regulation of emissions as described above, there has been an expansion of requirements and incentives relating to reporting greenhouse gas emissions and other climate change-related matters.  Examples include the U.S. Securities and Exchange Commission’s (“SEC’s”) pending 2024 climate disclosure rules (which are currently stayed), expanded greenhouse gas and climate change-related reporting requirements enacted by the California legislature in 2023 and amended in 2024, and periodic requests from commercial counterparties.  We currently file greenhouse gas emission reports for certain facilities and equipment subject to EPA reporting regulations.  However, we do not publicly report our total direct or indirect greenhouse gas emissions, and it may not be feasible to quantify all types of emissions without relying on estimates.  If we are required to determine comprehensively and report publicly our full direct and indirect greenhouse gas emissions, or certain other climate change-related matters, then it could entail significant costs and administrative burdens and be a source of potential liability and negative publicity.  Alternatively, if we do not make such public disclosures, we may be prevented from operating or supplying products into certain markets or dealing with certain counterparties.

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

Seasonality

Although the majority of our businesses are not materially affected by seasonality, certain aspects of our operations are impacted by seasonal changes such as tropical weather events, energy demand in connection with heating and cooling requirements and for the summer driving season.  Examples include:

•
Our operations along the Gulf Coast, including those at our Mont Belvieu area complex, may be affected by weather events such as hurricanes and tropical storms, which generally arise during the summer and fall months.

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

As of February 1, 2025, there were approximately 7,800 EPCO personnel who spend all or a substantial portion of their time engaged in our business.  From a diversity perspective, approximately 14% of these personnel were female and approximately 33% of these personnel were minorities.  We believe that the diversity of our workforce compares favorably to that of related energy industries.

The health and safety of those working on our behalf is a top priority. We promote a culture in which all personnel share the same commitment to health and safety, and we recognize the importance of mitigating risks.  Acting upon our commitment to safety, we engage all levels of employees and management, our Board, our contractors, and various external entities and organizations.  We strive to achieve a goal of zero incidents and injuries.  We track our safety performance by monitoring our Total Recordable Incident Rate (“TRIR”), which is an OSHA measure that generally reflects the number of recordable incidents per 100 full-time workers during a one-year period.  Our TRIR for 2024 was 0.33, which compares favorably to the average TRIR for the midstream industry over the last seven years.  We strive for year-to-year improvement in our safety performance.

Title to Properties

Our real property holdings fall into two basic categories: (i) parcels that we and our unconsolidated affiliates own in fee (e.g., we own the land upon which our Mont Belvieu area complex is constructed) and (ii) parcels in which our interests and those of our unconsolidated affiliates are derived from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for our operations.  The fee sites upon which our significant facilities are located have been owned by us or our predecessors in title for many years without any material challenge known to us relating to title to the land upon which the assets are located, and we believe that we have satisfactory title to such fee sites.  We and our affiliates have no knowledge of any material challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our rights pursuant to any material lease, easement, right-of-way, permit or license, and we believe that we have satisfactory rights pursuant to all of our material leases, easements, rights-of-way, permits and licenses.

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

Similarly, foreign conflicts, including the ongoing war in Ukraine and related sanctions imposed on Russia and the ongoing conflicts in the Middle East may significantly disrupt supply chains for crude oil, natural gas and hydrocarbon products.  Although we have not experienced any material adverse effect on our results of operations, financial condition or cash flows as a result of these conflicts as of the date of this report, we cannot predict how the continuation of these wars or other foreign conflicts will impact the level of future demand, effects on domestic pricing, and impacts on U.S. oil and gas production.  Any economic slowdown or recession in major international markets, including as a result of such supply chain disruptions or sanctions, may also impact demand and depress the price for crude oil, natural gas or other products that we handle, which could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.

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

The operation of our assets and the execution of capital projects require significant expenditures for labor, materials, property, equipment and services.  As a result, such costs may increase during periods of general business inflation, including as a result of higher commodity prices, supply chain disruptions, tight labor markets or tariffs imposed on imports.  Recent inflationary pressures affecting the general economy and the energy industry have increased our expenses and capital costs, and those costs may continue to increase.  Similarly, new tariffs imposed on imports could increase materials cost.  While the majority of long-term contracts for our services contain index-based changes and inflation adjustments, we may not be able to pass all of these increased costs to our customers in the form of higher fees for our services.  In addition, we use the FERC’s PPI-based price indexing methodology to establish tariff rates in certain markets served by our pipelines.  In periods of general price deflation, the ceiling level provided by the FERC’s PPI-based price indexing methodology could decrease, requiring us to reduce our index-based rates, even if the actual costs we incur to operate our assets increase.  As such, our revenues and operating margins are impacted by changes in price levels.  Prior to adjustments to our applicable rates, material cost increases may affect our operating margins, even if margins in subsequent periods may be normalized following applicable rate adjustments.  Accordingly, increased costs during periods of general business inflation that are not passed through to customers or offset by other factors may have a material adverse effect on our financial position, results of operations and cash flows.

Changes in demand for and prices and production of hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.

We operate predominantly in the midstream energy industry, which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs, crude oil, petrochemical and refined products.  As such, changes in the prices of hydrocarbon products and in the relative price levels among hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.  Changes in prices may impact demand for hydrocarbon products, which in turn may impact production, demand and the volumes of products for which we provide services.  In addition, decreases in demand may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, adverse weather conditions, public health emergencies, foreign conflicts, retaliatory tariffs on U.S. hydrocarbons by importing countries and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, propylene, refined products and/or crude oil and long-term take-or-pay agreements.

Crude oil and natural gas prices have been volatile in recent years.  For example, crude oil prices (based on WTI as measured by the NYMEX) ranged from a high of $123.70 per barrel to a low of $65.75 per barrel in the three-year period ended December 31, 2024.  For the period January 1, 2025 through January 31, 2025, WTI prices ranged from a high of $80.04 per barrel to a low of $72.53 per barrel.  Natural gas prices (based on Henry Hub as measured by the NYMEX) ranged from a high of $9.68 per MMBtu to a low of $1.58 per MMBtu over the three-year period ended December 31, 2024.  Henry Hub natural gas prices ranged from a high of $4.26 per MMBtu to a low of $3.04 per MMBtu from January 1, 2025 through January 31, 2025.

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

For a discussion regarding our current outlook on industry fundamentals for 2025, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Outlook” included under Part II, Item 7 of this annual report.

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

As of December 31, 2024, we had $29.9 billion in principal amount of consolidated senior long-term debt outstanding and $2.3 billion in principal amount of junior subordinated debt outstanding.  The amount of our future debt could have significant effects on our operations, including, among other things:

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

We will require substantial new capital to finance the future development and acquisition of assets and businesses.  For example, our capital investments for 2024 reflected $5.5 billion of cash payments for capital projects, acquisitions and other investments.  Based on information currently available, we expect our total capital investments for 2025, net of contributions from joint venture partners, to approximate $4.5 billion to $5.0 billion, which includes growth capital projects of $4.0 billion to $4.5 billion and sustaining capital expenditures of $525 million.  These amounts do not include capital investments associated with our proposed deep-water offshore crude oil terminal (the Sea Port Oil Terminal or “SPOT”), which remains subject to a final investment decision.  Any limitations on our access to capital may impair our ability to execute this growth strategy.  If our cost of debt or equity capital becomes too expensive, our ability to develop or acquire accretive assets will be limited.  We also may not be able to raise the necessary funds on satisfactory terms, if at all.

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

At December 31, 2024, we had $31.6 billion in principal amount of consolidated fixed-rate debt outstanding, including current maturities thereof.  Additionally, at December 31, 2024, we had $582 million of variable-rate debt.

After increasing benchmark interest rates seven times in 2022 and four times in 2023, the Board of Governors of the Federal Reserve System lowered benchmark interest rates three times during 2024, and such rates may fall further in 2025.  However, should interest rates increase significantly, the amount of cash required to service our debt (including any future refinancing of our fixed-rate debt instruments) would increase.  Additionally, from time to time, we may enter into interest rate swap arrangements, which could increase our exposure to variable interest rates.  As a result, significant increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows.

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

In total, our pipeline integrity costs for the years ended December 31, 2024, 2023 and 2022 were $126 million, $104 million and $105 million, respectively.  Of these annual totals, we charged $70 million, $55 million and $61 million to operating costs and expenses during the years ended December 31, 2024, 2023 and 2022, respectively.  The remaining annual pipeline integrity costs were capitalized and treated as sustaining capital projects.  We expect the cost of our pipeline integrity program, regardless of whether such costs are capitalized or expensed, to approximate $114 million for 2025.

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

In addition to direct regulation of emissions as described above, there has been an expansion of requirements and incentives relating to reporting greenhouse gas emissions and other climate change-related matters. Examples include the SEC’s pending 2024 climate disclosure rules (which are currently stayed), expanded greenhouse gas and climate change-related reporting requirements enacted by the California legislature in 2023 and amended in 2024, and periodic requests from commercial counterparties. We currently file greenhouse gas emission reports for certain facilities and equipment subject to EPA reporting regulations. However, we do not publicly report our total direct or indirect greenhouse gas emissions, and it may not be feasible to quantify all types of emissions without relying on estimates. If we are required to determine comprehensively and report publicly our full direct and indirect greenhouse gas emissions, or certain other climate change-related matters, then it could entail significant costs and administrative burdens and be a source of potential liability and negative publicity. Alternatively, if we do not make such public disclosures, we may be prevented from operating or supplying products into certain markets or dealing with certain counterparties.

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

The FERC regulates interstate transportation services provided by our liquids pipelines under the ICA.  State regulatory agencies regulate many of our assets, including intrastate natural gas and NGL pipelines, intrastate storage facilities and gathering lines.

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

On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI plus 0.78%.  On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI minus 0.21%, effective March 1, 2022 through June 30, 2026.  The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI minus 0.21% to file rate reductions effective March 1, 2022.  Enterprise, together with a number of other midstream companies, contested this index change in the U.S. Court of Appeals for the District of Columbia Circuit.  On July 26, 2024, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the FERC failed to comply with the Administrative Procedures Act when it modified the Index Level in 2022.  As a result, the court vacated the rehearing order and ordered FERC to reinstate the December 2020 order that set the Index Level at PPI plus 0.78%, which the FERC complied with in September 2024.  Pending appellate and regulatory review could result in a further change to the index.  As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, or by obtaining advance approval from FERC to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.  The requirements imposed by these methodologies may limit our ability to set rates based on our actual costs or may delay our ability to charge rates reflecting increased costs.   Adverse decisions by the FERC related to our rates could adversely affect our financial position, results of operations and cash flows.

With respect to our intrastate natural gas pipelines that provide service pursuant to Section 311 of the NGPA, FERC regulates the statement of operating conditions related to such service under the NGPA, which requires fair and equitable rates and not unduly discriminatory terms and conditions of service.  FERC requires pipelines providing Section 311 service to support their filed rates on a fair and equitable basis every five years.  Shippers may protest a rate filing or file a complaint at any time (and the FERC may investigate at any time) the lawfulness of new or changed terms and conditions of service and Section 311 rates, which can be subject to refund if ultimately found to be unlawful.  Due to the complexity of rate making, the lawfulness of any rate is never assured.  A successful challenge of our rates could adversely affect our financial position, results of operations and cash flows.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes.  If the Internal Revenue Service were to treat us as a corporation for federal income tax purposes or if we were otherwise subject to a material amount of entity-level taxation by individual states, then cash available for distribution to our unitholders would be reduced.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and we would also likely pay additional state and local income taxes at varying rates.  Distributions to our unitholders would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to our unitholders.  Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be reduced.  Thus, treatment of us as a corporation could result in a reduction in the anticipated cash-flow and after-tax return to our unitholders, which may cause a reduction in the value of our common units.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, capital, and other forms of business taxes, as well as subjecting nonresident partners to taxation through the imposition of withholding obligations and composite, combined, group, block, or similar filing obligations on nonresident partners receiving a distributive share of state “sourced” income. We currently own property or do business in a substantial number of states. Imposition on us of any of these taxes in jurisdictions in which we own assets or conduct business or an increase in the existing tax rates could result in a reduction in the anticipated cash-flow and after-tax return to our unitholders, which may cause a reduction in the value of our common units.

From 2013 through 2017, several publicly traded partnerships merged into their corporate general partner sponsors.  Beginning in 2018 and continuing into 2024, the combination of a number of additional factors, including the passage of the Tax Cuts and Jobs Act (the “Tax Act”) of 2017 (which lowered the federal corporate tax rate from 35% to 21% and generally provides for the expensing of certain capital investments and acquisitions), the FERC issuing its Revised Policy Statement on the Treatment of Income Taxes in March 2018, and, generally, continued lower demand and related liquidity for midstream energy companies (including those structured as publicly traded partnerships), led to additional publicly traded partnerships to either (i) merge into their corporate general partner sponsors, (ii) merge into their general partner structured as a partnership and then elect for the combined entity to be taxed as a corporation, or (iii) voluntarily elect to be taxed as a corporation.  These conversions have materially reduced the number of publicly traded partnerships and the total market capitalization and the depth of capital available for the publicly traded partnership sector.

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

Any changes to federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to be treated as a partnership for federal income tax purposes or otherwise adversely affect our business, financial condition or results of operations.  Any such changes or interpretations thereof could adversely impact the value of an investment in our common units.

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

Investments in our common units by tax-exempt entities, such as individual retirement accounts (“IRAs”) or other retirement plans, raise issues unique to them.  For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Generally, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction).  Thus, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa.  Tax-exempt entities should consult a tax advisor regarding the impact of these rules on an investment in our common units.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

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

•
In November 2024 and January 2025, we received notices that the New Mexico Environment Department intended to pursue enforcement for alleged exceedances of emission limits, and alleged associated late emissions reports, at our recently acquired Pinon Midstream treating facility and compressor station on various occasions from 2021 through October 2024 (prior to our acquisition date).

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed on the NYSE under the ticker symbol EPD.  As of January 31, 2025, there were approximately 1,700 unitholders of record of our common units.  For information regarding our quarterly cash distributions to partners, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

The Partnership made quarterly PIK distributions to preferred unitholders in the first, second, third and fourth quarters of 2024 of 19,423, 19,865, 20,225 and 20,591 preferred units, respectively.  With the exception of 90, 92 and 93 preferred units distributed to an unaffiliated third party in the second, third and fourth quarters of 2024, respectively, all of the PIK distributions made during 2024 were to OTA Holdings, Inc. (“OTA”), an indirect, wholly owned subsidiary of the Partnership,.  The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

The issuances of preferred units as PIK distributions during the year ended December 31, 2024 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the fourth quarter of 2024.

Common Units Authorized for Issuance Under Equity Compensation Plan

See “Securities Authorized for Issuance Under Equity Compensation Plans” included under Part III, Item 12 of this annual report, which is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the fourth quarter of 2024:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
October 2024	177,074	$29.30	177,074	$920,520
November 2024	1,538,423	$29.56	1,538,423	$875,038
December 2024	387,946	$31.94	387,946	$862,646
Vesting of phantom unit awards:
November 2024 (2)	17,777	$28.87	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of EPD’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 69,142 phantom unit awards that vested in November 2024 and converted to common units, 17,777 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

ITEM 6.  RESERVED.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the Years Ended December 31, 2024, 2023 and 2022

The following discussion and analysis of our financial condition, results of operations and related information for the years ended December 31, 2024 and 2023, including applicable year-to-year comparisons, should be read in conjunction with our Consolidated Financial Statements and accompanying notes included under Part II, Item 8 of this annual report.  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Discussion and analysis of matters pertaining to the year ended December 31, 2022 and year-to-year comparisons between the years ended December 31, 2023 and 2022 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023 that was filed on February 28, 2024.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at December 31, 2024.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2024 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

Current Outlook

As noted previously, this annual report on Form 10-K, including this update to our outlook on business conditions, contains forward-looking statements that are based on our beliefs and those of Enterprise GP.  In addition, it reflects assumptions made by us and information currently available to us, which includes forecast information published by third parties. See “Cautionary Statement Regarding Forward-Looking Information” within this Part II, Item 7 and “Risk Factors” in Part I, Item 1A, for additional information.  The following information in this Current Outlook presents our current views on key midstream energy supply and demand fundamentals, and is qualified in all respects as forward-looking statements whether or not expressly qualified as such in particular sentences. All references to U.S. Energy Information Administration (“EIA”) forecasts and expectations are derived from its February 2025 Short-Term Energy Outlook (“February 2025 STEO”), which was published on February 11, 2025.

The level of services we provide and the amount of volumes we purchase and sell are affected by changes in supply and demand fundamentals for hydrocarbon products.  These fundamentals impact our financial position, results of operations and cash flows.  During 2024, hydrocarbon supply and demand were relatively balanced as crude oil production cuts maintained by members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group) helped offset increased production levels in the United States, Canada and South America.  Although crude oil prices were relatively stable and natural gas prices reflected some upward momentum in 2024, our Current Outlook acknowledges several factors that could affect the near-term balance in supply and demand.

Global economic growth is arguably the most significant factor influencing overall hydrocarbon supply and demand.  In its January 2025 World Economic Outlook, the International Monetary Fund (“IMF”) projected global growth at 3.3% for both 2025 and 2026.  Growth in the U.S. is expected to be 2.7% in 2025 as underlying consumer demand remains robust, reflecting strong wealth effects, less restrictive monetary policy and supportive financial conditions.  In Europe, growth in 2025 is expected to accelerate but at a gradual pace of 1.0% with geopolitical tensions weighing on sentiment, weaker momentum in manufacturing due to higher energy costs and further political and policy uncertainty.  China is expected to grow at 4.6% in 2025 as the fiscal stimulus package announced in November 2024 to address a slowdown in consumption largely offsets the adverse effects on investment from heightened trade policy uncertainty and the continued instability of the property market.  The IMF expects global headline inflation to decline to 4.2% in 2025 and further to 3.5% in 2026 as the gradual cooling of labor markets is expected to keep consumer demand pressures in check.

Geopolitical conflicts can also impact hydrocarbon supply and demand.  Sanctions imposed on Russia following its February 2022 invasion of Ukraine have largely been circumvented over time through the use of alternative trade routes to willing buyers.  This evasion has led the U.S. Treasury Department to increase pressure on Russian energy revenue by imposing sanctions in January 2025 on certain oil-carrying vessels, Russian-based oilfield services providers and Russian energy officials. Attacks on vessels transiting the Gulf of Aden by Houthi rebels in Yemen have disrupted shipping routes causing delays and increased shipping costs as major ship operators avoid the area and transit longer routes.  In December 2024, the U.S. Treasury Department expanded sanctions on Iran’s petroleum and petrochemical sectors to limit Iran’s revenue from energy exports and disrupt its ability to fund programs that threaten peace in the Middle East.  In North Africa, the ongoing political instability and conflicts in Libya have periodically disrupted its oil production, refining operations and exports.  Further escalation of these situations has the potential to affect a significant portion of hydrocarbon supplies from Russia, the Middle East and North Africa to global markets.

The OPEC+ group, which controls over 80% of the world’s proven crude oil reserves (as reported in the OPEC Annual Statistical Bulletin 2024), continues to have a significant impact on the global balance of supply and demand through its decisions to cut, maintain or increase production levels.  During 2024, the OPEC+ group announced that its original cuts of 3.66 MMBPD would be extended well into 2025, and certain of its members agreed to extend the voluntary incremental production cuts of 2.2 MMBPD until the end of March 2025.  Per the agreement, these voluntary cuts will gradually be phased out on a monthly basis from that point forward until the end of September 2026.  Should there be discord among OPEC+ group member nations, including an unwillingness to abide by or extend the agreed-upon levels of crude oil production, global crude oil prices and production could be significantly affected.

U.S. crude oil and natural gas producers have continued to increase production to record levels, particularly in the Permian Basin, thanks in part to innovations in both drilling and completion techniques.  This growth has been dependent on the availability of both crude oil and natural gas export capacity due to limited growth in domestic consumption.  As of January 28, 2025, the price of West Texas Intermediate (“WTI”) crude oil (as reported by New York Mercantile Exchange (“NYMEX”)) was $73.77 per barrel, slightly below the 2024 calendar year average of $75.76 per barrel.  The price of natural gas, as measured by the NYMEX at Henry Hub, was $3.47 per MMBtu as of January 28, 2025, which is 44% higher than the 2024 calendar year average of $2.41 per MMBtu.  The phase-out of certain voluntary OPEC+ group cuts starting in April 2025 could put downward pressure on crude oil prices while any delays in the start-up of facilities that are expected to expand U.S. LNG export capacity in 2025 could put downward pressure on natural gas prices.

In its February 2025 STEO, the EIA provided expectations of continued growth in U.S. crude oil and liquid fuels production of 0.6 MMBPD to reach 23.3 MMBPD in 2025.  Global production of petroleum and liquid fuels is expected to reach an average of 104.6 MMBPD in 2025, up from 102.8 MMBPD in 2024, driven mostly by growth in U.S. and other non-OPEC production.  The EIA expects domestic dry natural gas production to grow about 1.5 Bcf/d in 2025 to reach 104.6 Bcf/d for the year.  With respect to demand, the EIA forecasts that global liquids fuel consumption will increase from 102.8 MMBPD in 2024 to 104.1 MMBPD in 2025, driven primarily by growth from Southeast Asia and other non-Organization for Economic Cooperation and Development (“OECD”) countries.

We believe crude oil and natural gas fundamentals are constructive, particularly in the U.S., based on rising supply and sufficient export capacity necessary to satisfy rising global demand. The potential for additional sanctions on crude oil exports from Russia, Iran and Venezuela would likely further increase global demand for U.S. crude oil.  We also expect an increase in global demand for electricity, including demand in the U.S. associated with new data centers, which should help support natural gas-fired generation demand over the medium to long-term.  The global petrochemical industry will continue to be challenged in 2025 by oversupply largely due to increased growth in China’s petrochemical production capacity as it focuses on export manufacturing to compensate for its domestic economic challenges.  This oversupply situation has led to the rationalization of petrochemical production capacity in Europe, Japan and other countries.  However, U.S. petrochemical producers are expected to continue to benefit from locally produced, lower-cost feedstocks and energy relative to their global peer group.  Longer term, growth in overall energy demand, stemming from a rise in global populations, improved living standards and technological advancements, will require continued growth in the level of hydrocarbons produced, in addition to growth in alternative forms of energy, including wind and solar generation where it can be produced cost-effectively without permanent subsidy.

We believe that these anticipated additions to hydrocarbon production and consumption levels, along with favorable pricing trends, will create additional opportunities for us to provide midstream services to our customers while leveraging the strengths of our portfolio, which include:

•
Our Assets – Our employees find innovative ways to optimize our large, integrated and diversified asset base both to provide incremental services to customers and to respond to market opportunities.  Additional production volumes could lead to higher demand for processing, transportation, fractionation and terminaling services.  Storage services provide valuable flexibility for customers seeking to balance supply and demand while also allowing us to capture potentially valuable contango and other marketing opportunities.  U.S. energy and feedstock advantages position our assets well to compete globally for incremental production and processing volumes.  To the extent a rising operating cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results.  These benefits include revenue rate escalations based on inflation factors, fuel and electricity rebills or surcharges, and increased volumetric throughput often achieved during periods of higher commodity prices.

•
Our Quality Customers – We have contracted with a large number of quality customers in order to achieve revenue diversification.  In 2024, our top 200 largest customers represented 96.4% of our consolidated revenues.  Based on their respective year-end 2024 debt ratings, approximately 89% of the revenues from our top 200 customers came from companies that were either investment grade rated or backed by letters of credit.  Additionally, less than 3% of the revenues from our top 200 customers were attributable to sub-investment grade companies or non-rated upstream producers.

•
Our Balance Sheet and Liquidity – We currently maintain investment grade credit ratings on EPO’s long-term senior unsecured debt of A-, A3 and A- from Standard and Poor’s, Moody’s and Fitch Ratings, respectively.  Based on current market conditions, we believe that we have sufficient consolidated liquidity as of December 31, 2024, which was comprised of $4.2 billion of available borrowing capacity under EPO’s revolving credit facilities and $583 million of unrestricted cash on hand.  As of December 31, 2024, approximately 98.2% of our debt portfolio is fixed-rate debt at a weighted-average cost of 4.7% and weighted-average maturity of 18 years.

•
Our Access to Capital Markets – In 2024, EPO successfully issued $4.5 billion in aggregate principal amount of senior notes.  Based on current financial market conditions, we believe that we will have sufficient liquidity and/or access to debt capital markets to fund our operations, capital investments and the remaining principal amount of senior notes maturing over the next twelve months and beyond.

Recent Developments

Enterprise Announces Acquisition of Pinon Midstream

In August 2024, we announced that an affiliate of Enterprise entered into a definitive agreement to acquire Pinon Midstream, LLC (“Pinon Midstream”) in a debt-free transaction for $953 million in cash consideration (subject to adjustment in accordance with the agreement).  Pinon Midstream’s assets include 43 miles of natural gas gathering and redelivery pipelines, five 3-stage compressor stations, 270 MMcf/d of hydrogen sulfide and carbon dioxide treating facilities and two high capacity acid gas injection wells.  This transaction, which closed October 28, 2024, was funded using cash on hand.

Issuance of $2.5 Billion of Senior Notes in August 2024

In August 2024, EPO issued $2.5 billion aggregate principal amount of senior notes comprised of (i) $1.1 billion principal amount of senior notes due February 2035 (“Senior Notes JJJ”) and (ii) $1.4 billion principal amount of senior notes due February 2055 (“Senior Notes KKK”).  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of our $1.15 billion principal amount of 3.75% Senior Notes MM at their maturity in February 2025).

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

Enterprise Begins Service on TW Products System

In March 2024, we placed into service the first phase of our Texas Western Products System (“TW Products System”) and began truck loading operations at our new Permian terminal in Gaines County, Texas.  Additionally, we placed into service and began truck loading operations at our Jal and Moriarty Terminals located in New Mexico during the second quarter of 2024 and our Grand Junction Terminal located in Utah in October 2024.  On a combined basis, the four terminals offer 1.8 MMBbls of refined products storage capacity and can load up to 63 MBPD.

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

Additionally, on March 27, 2024, we acquired an additional 15% equity interest in Panola Pipeline Company, LLC (“Panola”) from an affiliate of Western Midstream for $25 million in cash consideration.  We funded the cash consideration using cash on hand.  As a result of this acquisition, we currently own a 70% equity interest in Panola.

Issuance of $2.0 Billion of Senior Notes in January 2024

In January 2024, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of senior notes due January 2027 (“Senior Notes HHH”) and (ii) $1.0 billion principal amount of senior notes due January 2034 (“Senior Notes III”).  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of our $850 million principal amount of 3.90% Senior Notes JJ at their maturity in February 2024 and amounts outstanding under our commercial paper program).

Senior Notes HHH were issued at 99.897% of their principal amount and have a fixed interest rate of 4.60% per year.  Senior Notes III were issued at 99.705% of their principal amount and have a fixed interest rate of 4.85% per year.   The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2023 by quarter:
1st Quarter	$3.44	$0.25	$0.82	$1.11	$1.16	$1.62	$0.50	$0.22	$0.37
2nd Quarter	$2.09	$0.21	$0.67	$0.78	$0.84	$1.44	$0.40	$0.21	$0.37
3rd Quarter	$2.54	$0.30	$0.68	$0.83	$0.94	$1.55	$0.36	$0.15	$0.40
4th Quarter	$2.88	$0.23	$0.67	$0.91	$1.07	$1.48	$0.46	$0.17	$0.33
2023 Averages	$2.74	$0.25	$0.71	$0.91	$1.00	$1.52	$0.43	$0.19	$0.37

2024 by quarter:
1st Quarter	$2.25	$0.19	$0.84	$1.03	$1.14	$1.54	$0.55	$0.18	$0.43
2nd Quarter	$1.89	$0.19	$0.75	$0.90	$1.26	$1.55	$0.47	$0.21	$0.43
3rd Quarter	$2.15	$0.16	$0.73	$0.97	$1.08	$1.48	$0.53	$0.28	$0.39
4th Quarter	$2.79	$0.22	$0.78	$1.13	$1.12	$1.50	$0.42	$0.24	$0.39
2024 Averages	$2.27	$0.19	$0.78	$1.01	$1.15	$1.52	$0.49	$0.23	$0.41

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
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

The weighted-average indicative market price for NGLs was $0.60 per gallon in 2024 and 2023.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2023 by quarter:
1st Quarter	$76.13	$77.50	$77.74	$79.00
2nd Quarter	$73.78	$74.48	$74.68	$75.87
3rd Quarter	$82.26	$83.85	$84.02	$84.72
4th Quarter	$78.32	$79.62	$79.89	$80.93
2023 Averages	$77.62	$78.86	$79.08	$80.13

2024 by quarter:
1st Quarter	$76.96	$78.55	$78.85	$79.75
2nd Quarter	$80.57	$81.73	$82.33	$83.60
3rd Quarter	$75.10	$75.96	$76.51	$77.20
4th Quarter	$70.27	$71.19	$71.72	$72.50
2024 Averages	$75.73	$76.86	$77.35	$78.26

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

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

Impact of Inflation

Inflation rates in the U.S. increased significantly in 2022 and remained elevated in 2024 compared to recent historical levels.  While pandemic-era supply chain disruptions have largely dissipated and measures taken by the U.S. Federal Reserve Bank helped slow the growth of inflation, the high-cost environment that began in 2022 generally remained intact in 2024.  However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results.  These benefits include: (1) provisions included in our long-term fee-based revenue contracts that offset cost increases in the form of rate escalations based on positive changes in the U.S. Consumer Price Index, Producer Price Index for Finished Goods or other factors; (2) provisions in other revenue contracts that enable us to pass through higher energy costs to customers in the form of gas, electricity and fuel rebills or surcharges; and (3) higher commodity prices, which generally enhance our results in the form of increased volumetric throughput and demand for our services.  Additionally, we take measures to mitigate the impact of cost increases in certain commodities, including a portion of our electricity needs, using fixed-price, term purchase agreements, or financial derivatives.  For these reasons, the increased cost environment, caused in part by inflation, has not had a material impact on our historical results of operations for the periods presented in this report.  However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we receive.

See “Capital Investments” within this Part II, Item 7 for a discussion of the impact of inflation on our capital investment decisions.  Additionally, see Part I, Item 1A “Risk Factors - Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.”

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2024	2023
Revenues	$56,219	$49,715
Costs and expenses:
Operating costs and expenses:
Cost of sales	42,580	37,023
Other operating costs and expenses	4,004	3,695
Depreciation, amortization and accretion expenses	2,402	2,279
Asset impairment charges	57	30
Net losses (gains) attributable to asset sales and related matters	2	(10)
Total operating costs and expenses	49,045	43,017
General and administrative costs	244	231
Total costs and expenses	49,289	43,248
Equity in income of unconsolidated affiliates	408	462
Operating income	7,338	6,929
Other income (expense):
Interest expense	(1,352)	(1,269)
Other, net	49	41
Total other expense, net	(1,303)	(1,228)
Income before income taxes	6,035	5,701
Provision for income taxes	(65)	(44)
Net income	5,970	5,657
Net income attributable to noncontrolling interests	(69)	(125)
Net income attributable to preferred units	(4)	(3)
Net income attributable to common unitholders	$5,897	$5,529

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2024	2023
NGL Pipelines & Services:
Sales of NGLs and related products	$17,397	$14,846
Midstream services	2,879	2,799
Total	20,276	17,645
Crude Oil Pipelines & Services:
Sales of crude oil	20,389	18,185
Midstream services	1,191	1,151
Total	21,580	19,336
Natural Gas Pipelines & Services:
Sales of natural gas	1,458	2,373
Midstream services	1,546	1,403
Total	3,004	3,776
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	10,013	7,689
Midstream services	1,346	1,269
Total	11,359	8,958
Total consolidated revenues	$56,219	$49,715

Total revenues for 2024 increased a net $6.5 billion when compared to 2023 primarily due to higher marketing revenues.

Revenues from the marketing of NGLs, crude oil and petrochemicals and refined products increased a combined $7.1 billion year-to-year primarily due to higher sales volumes.  Revenues from the marketing of natural gas decreased $915 million year-to-year primarily due to lower average sales prices.

Revenues from midstream services for 2024 increased $340 million when compared to 2023.  Revenues from our natural gas transportation assets increased $138 million year-to-year primarily due to higher transportation revenues from our Texas Intrastate System.  Revenues from our natural gas processing facilities increased $72 million year-to-year primarily due to an increase in equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Revenues from our Mont Belvieu area propylene production facilities increased $50 million year-to-year primarily due to higher propylene processing revenues as a result of contributions from our PDH 2 facility, which was placed into service in July 2023.  Lastly, revenues from our Midland-to-ECHO System and related business activities increased $35 million year-to-year primarily due to higher demand for transportation services.

For additional information regarding our revenues, see Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Operating costs and expenses

Total operating costs and expenses for 2024 increased $6.0 billion when compared to 2023.

Cost of sales
Cost of sales for 2024 increased a net $5.6 billion when compared to 2023.  The cost of sales associated with the marketing of NGLs, crude oil and petrochemicals and refined products increased a combined net $5.7 billion year-to-year primarily due to higher volumes, which accounted for a $6.6 billion increase, partially offset by lower average purchase prices, which accounted for an $896 million decrease.  The cost of sales associated with the marketing of natural gas decreased $158 million year-to-year primarily due to lower average purchase prices.

Other operating costs and expenses
Other operating costs and expenses increased a net $309 million year-to-year primarily due to higher maintenance, employee compensation, rental, chemical and other operating costs, which accounted for a $364 million increase, partially offset by lower utility costs, which accounted for a $55 million decrease.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense increased a combined $123 million year-to-year primarily due to higher depreciation expense on assets placed into full or limited service since the first quarter of 2023 (e.g., PDH 2, four natural gas processing trains in the Permian Basin, and Frac 12).

Asset impairment charges
Non-cash asset impairment charges increased $27 million year-to-year.  The asset impairment charges recognized during 2024 and 2023 are attributable to the write-off of assets that are no longer expected to be used or constructed.  For information regarding these charges, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

General and administrative costs

General and administrative costs for 2024 increased $13 million when compared to 2023 primarily due to higher employee compensation costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for 2024 decreased $54 million when compared to 2023 primarily due to lower earnings from investments in crude oil and NGL pipelines.

Operating income

Operating income for the year ended December 31, 2024 increased $409 million when compared to the year ended December 31, 2023 due to the previously described year-to-year changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense

The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2024	2023
Interest charged on debt principal outstanding (1)	$1,451	$1,355
Impact of interest rate hedging program, including related amortization	(6)	(5)
Interest costs capitalized in connection with construction projects (2)	(121)	(106)
Other	28	25
Total	$1,352	$1,269

(1)	The weighted-average interest rates on debt principal outstanding were 4.54% and 4.56% during the years ended December 31, 2024 and 2023, respectively.
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

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $96 million year-to-year.  This increase was primarily due to the issuance of $2.0 billion and $2.5 billion of fixed-rate senior notes in January 2024 and August 2024, respectively, which accounted for a combined $144 million increase, partially offset by the retirement of $1.25 billion and $850 million of fixed-rate senior notes in March 2023 and February 2024, respectively, which accounted for a combined $38 million decrease, and a reduction in outstanding commercial paper notes, which accounted for an additional $14 million decrease.

For information regarding our debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Income taxes

Our income taxes are primarily comprised of our state tax obligations under the Revised Texas Franchise Tax (“Texas Margin Tax”).  Our provision for income taxes for 2024 increased $21 million when compared to 2023 primarily due to changes in the valuation allowance on deferred taxes attributable to OTA in 2023.

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2024	2023
Gross operating margin by segment:
NGL Pipelines & Services	$5,548	$4,898
Crude Oil Pipelines & Services	1,646	1,707
Natural Gas Pipelines & Services	1,277	1,077
Petrochemical & Refined Products Services	1,547	1,694
Total segment gross operating margin (1)	10,018	9,376
Net adjustment for shipper make-up rights	(34)	19
Total gross operating margin (non-GAAP)	$9,984	$9,395

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part II, Item 7.  The following table presents a reconciliation of operating income to total gross operating margin for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2024	2023
Operating income	$7,338	$6,929
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	2,343	2,215
Asset impairment charges in operating costs and expenses	57	30
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	2	(10)
General and administrative costs	244	231
Total gross operating margin (non-GAAP)	$9,984	$9,395

(1)	Excludes amortization of major maintenance costs for reaction-based plants and amortization of finance lease right-of-use assets, which are components of gross operating margin.

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2024	2023
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$1,598	$1,300
NGL pipelines, storage and terminals	2,988	2,771
NGL fractionation	962	827
Total	$5,548	$4,898

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	4,355	4,040
NGL marine terminal volumes (MBPD)	915	821
NGL fractionation volumes (MBPD)	1,608	1,556
Equity NGL-equivalent production volumes (MBPD) (1)	203	175
Fee-based natural gas processing volumes (MMcf/d) (2, 3)	6,670	5,848

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

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the year ended December 31, 2024 increased $298 million when compared to the year ended December 31, 2023.

Gross operating margin from our Midland Basin natural gas processing facilities increased a net $202 million year-to-year primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $111 million increase, a 19 MBPD increase in equity NGL-equivalent production volumes, which accounted for a $54 million increase, higher fee-based natural gas processing volumes, which accounted for a $51 million increase, and higher average processing fees, which accounted for an additional $11 million increase, partially offset by higher operating costs, which accounted for a $27 million decrease.  Fee-based natural gas processing volumes at our Midland Basin natural gas processing facilities increased 349 MMcf/d year-to-year primarily due to contributions from our Poseidon and Leonidas natural gas processing trains, which were placed into service in the third quarter of 2023 and late first quarter of 2024, respectively.

Gross operating margin from our NGL marketing activities increased a net $75 million year-to-year primarily due to higher sales volumes, which accounted for a $93 million increase, and higher non-cash, mark-to-market earnings, which accounted for an additional $17 million increase, partially offset by lower average sales margins, which accounted for a $34 million decrease.

Gross operating margin from our Delaware Basin natural gas processing facilities increased a net $64 million year-to-year primarily due to higher fee-based natural gas processing volumes, which accounted for a $58 million increase, and higher average processing margins (including the impact of hedging activities), which accounted for an additional $38 million increase, partially offset by lower average processing fees, which accounted for a $23 million decrease.  Fee-based natural gas processing volumes at our Delaware Basin natural gas processing facilities increased 374 MMcf/d year-to-year, primarily due to processing volumes contributed by our Mentone 2 and Mentone 3 natural gas processing trains, which were placed into service in the fourth quarter of 2023 and late first quarter of 2024, respectively.

Gross operating margin from our South Texas natural gas processing facilities increased $17 million year-to-year primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $10 million increase, higher average processing fees, which accounted for a $4 million increase, and  a 33 MMcf/d increase in fee-based natural gas processing volumes, which accounted for an additional $2 million increase.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $60 million year-to-year primarily due to lower average processing margins (including the impact of hedging activities).  On a combined basis, fee-based natural gas processing volumes and equity NGL-equivalent production volumes increased 240 MMcf/d and 7 MBPD, respectively, year-to-year.

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets for the year ended December 31, 2024 increased $217 million when compared to the year ended December 31, 2023.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers.  On a combined basis, gross operating margin from these pipelines increased a net $64 million year-to-year primarily due to a 186 MBPD (net to our interest) increase in transportation volumes, which accounted for a $95 million increase, and higher average transportation fees, which accounted for an additional $25 million increase, partially offset by higher operating costs, which accounted for a $50 million decrease.

Gross operating margin from LPG-related activities at EHT increased $63 million year-to-year primarily due to a 79 MBPD increase in LPG export volumes, which accounted for a $46 million increase, and higher average loading fees, which accounted for an additional $21 million increase.  Gross operating margin from our related Houston Ship Channel Pipeline System increased $28 million year-to-year primarily due to a 99 MBPD increase in transportation volumes, which accounted for a $19 million increase, and higher average transportation fees, which accounted for an additional $11 million increase.

Gross operating margin from our Mont Belvieu area storage complex increased $49 million year-to-year primarily due to higher storage revenues.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $30 million year-to-year primarily due to higher average transportation fees.  Transportation volumes on these pipelines increased a combined 2 MBPD year-to-year.

Gross operating margin at our Morgan’s Point Ethane Export Terminal decreased a net $15 million year-to-year primarily due to lower average loading fees, which accounted for a $22 million decrease, and a higher operating costs, which accounted for an additional $6 million decrease, partially offset by a 15 MBPD increase in export volumes, which accounted for a $15 million increase.

NGL fractionation
Gross operating margin from NGL fractionation during the year ended December 31, 2024 increased $135 million when compared to the year ended December 31, 2023.

Gross operating margin from our Mont Belvieu area NGL fractionation complex increased a net $123 million year-to-year primarily due to higher fractionation volumes, which accounted for a $79 million increase, and higher ancillary service revenues, which accounted for an additional $51 million increase, partially offset by higher operating costs, which accounted for an $11 million decrease.  NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex increased 54 MBPD (net to our interest) primarily due to contributions from Frac 12, which entered service during the third quarter of 2023, and the acquisition of the remaining equity interest in EF78 in February 2024.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2024	2023
Segment gross operating margin	$1,646	$1,707

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,510	2,461
Crude oil marine terminal volumes (MBPD)	955	913

Gross operating margin from our Crude Oil Pipelines & Services segment for the year ended December 31, 2024 decreased $61 million when compared to the year ended December 31, 2023.

Gross operating margin from our Texas in-basin crude oil pipelines, terminals and other marketing activities (excluding our Midland-to-ECHO System and Seaway Pipeline) decreased a combined net $101 million year-to-year primarily due to lower average sales margins, which accounted for a $104 million decrease, and higher operating costs, which accounted for an additional $37 million decrease, partially offset by higher non-cash, mark-to-market earnings, which accounted for a $37 million increase.  Crude oil transportation volumes on these pipelines increased a combined 2 MBPD (net to our interest) year-to-year.

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $38 million year-to-year primarily due to higher deficiency and other fee revenues, which accounted for a $69 million increase, and lower operating costs, which accounted for an additional $38 million increase, partially offset by lower margins from marketing activities, which accounted for a $46 million decrease, lower transportation revenues, which accounted for a $12 million decrease, and lower non-cash, mark-to-market earnings, which accounted for an additional $11 million decrease.  Crude oil transportation volumes on these pipelines increased a combined 56 MBPD (net to our interest) year-to-year.

Gross operating margin from crude oil activities at EHT increased $11 million year-to-year primarily due to higher storage revenues, which accounted for a $5 million increase, and lower operating costs, which accounted for an additional $5 million increase.  Crude oil terminal volumes at EHT increased 52 MBPD year-to-year.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2024	2023
Segment gross operating margin	$1,277	$1,077

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	19,272	18,376

Gross operating margin from our Natural Gas Pipelines & Services segment for the year ended December 31, 2024 increased $200 million when compared to the year ended December 31, 2023.

Gross operating margin from our Texas Intrastate System increased a net $109 million year-to-year primarily due to higher average transportation fees, which accounted for a $67 million increase, higher capacity reservation fees and other revenues, which accounted for a $39 million increase, and a 293 BBtus/d increase in transportation volumes, which accounted for an additional $16 million increase, partially offset by higher operating costs, which accounted for a $13 million decrease.

Gross operating margin from our natural gas marketing activities increased $105 million year-to-year primarily due to higher average sales margins.

Gross operating margin from our Delaware Basin Gathering System, which includes the natural gas gathering system acquired in October 2024 through our acquisition of Pinon Midstream, increased a net $30 million year-to-year primarily due to a 458 BBtus/d increase in natural gas gathering volumes, which accounted for a $31 million increase, and a $23 million increase in treating and other revenues, partially offset by higher operating costs, which accounted for a $25 million decrease.

Gross operating margin from our Acadian Gas System increased a net $23 million year-to-year primarily due to higher average fees, which accounted for a $32 million increase, partially offset by higher operating costs, which accounted for a $9 million decrease.  Transportation volumes on our Acadian Gas System increased 47 BBtus/d year-to-year.

Gross operating margin from our Midland Basin Gathering System increased a net $16 million year-to-year primarily due to a 434 BBtus/d increase in natural gas gathering volumes, which accounted for a $60 million increase, partially offset by higher operating costs, which accounted for a $44 million decrease.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains decreased $50 million year-to-year primarily due to lower average gathering fees. The gathering fees on these systems are indexed to regional gas prices, which were lower during 2024 compared to 2023.  Gathering volumes on our Rocky Mountain gathering systems decreased a combined 117 BBtus/d year-to-year.

Gross operating margin from our Haynesville Gathering System decreased $18 million year-to-year primarily due to lower deficiency fees, which accounted for a $9 million decrease, and a 72 BBtus/d decrease in gathering volumes, which accounted for an additional $4 million decrease.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2024	2023
Segment gross operating margin:
Propylene production and related activities	$507	$583
Butane isomerization and related operations	126	124
Octane enhancement and related plant operations	415	442
Refined products pipelines and related activities	287	357
Ethylene exports and related activities	142	123
Marine transportation and other services	70	65
Total	$1,547	$1,694

Selected volumetric data:
Propylene production volumes (MBPD)	102	101
Butane isomerization volumes (MBPD)	118	112
Standalone DIB processing volumes (MBPD)	198	176
Octane enhancement and related plant sales volumes (MBPD) (1)	37	36
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	933	836
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	309	320

(1)	Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Mont Belvieu area complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Gross operating margin from propylene production and related activities for the year ended December 31, 2024 decreased $76 million when compared to the year ended December 31, 2023.

On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities decreased a net $67 million year-to-year primarily due to lower propylene sales volumes, which accounted for a $70 million decrease, and higher operating costs, which accounted for an additional $78 million decrease, partially offset by higher propylene processing revenues, which accounted for a $77 million increase.  Propylene and associated by-product production volumes at these facilities increased a combined 2 MBPD (net to our interest) year-to-year.

Butane isomerization and related operations
Gross operating margin from butane isomerization and related operations increased a net $2 million year-to-year primarily due to lower operating costs, which accounted for an $8 million increase, and a 6 MBPD increase in isomerization volumes, which accounted for an additional $4 million increase, partially offset by lower ancillary service revenues, which accounted for a $5 million decrease, and lower by-product sales, which accounted for an additional $5 million decrease.

Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations decreased a net $27 million year-to-year primarily due to lower average sales margins, which accounted for a $45 million decrease, and lower sales volumes, which accounted for an additional $16 million decrease, partially offset by higher deficiency revenues, which accounted for a $33 million increase.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities for the year ended December 31, 2024 decreased $70 million when compared to the year ended December 31, 2023.

Gross operating margin from our refined products marketing activities decreased a net $64 million year-to-year primarily due to lower average sales margins, which accounted for a $71 million decrease, partially offset by higher sales volumes, which accounted for a $7 million increase.

Gross operating margin from our refined products terminal in Beaumont, Texas decreased $20 million year-to-year primarily due to lower loading and other fee revenues.  Refined product marine terminal volumes at Beaumont increased 3 MBPD year-to-year.

Our TW Products System, which was placed into service during 2024, generated gross operating margin of $19 million.

Ethylene exports and related activities
Gross operating margin from ethylene exports and related activities for the year ended December 31, 2024 increased a net $19 million when compared to the year ended December 31, 2023 primarily due to higher deficiency fee revenues from our ethylene pipelines and ethylene export terminal, which accounted for a $27 million increase, a combined 31 MBPD (net to our interest) increase in transportation volumes, which accounted for a $13 million increase, and lower operating costs, which accounted for an additional $3 million increase, partially offset by a 6 MBPD (net to our interest) decrease in ethylene export volumes, which accounted for a $25 million decrease.

Marine transportation and other services
Gross operating margin from marine transportation and other services increased a net $5 million year-to-year primarily due to higher average fees, which accounted for a $16 million increase, partially offset by higher operating costs, which accounted for a $9 million decrease.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this annual report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At December 31, 2024, we had $4.8 billion of consolidated liquidity.  This amount was comprised of $4.2 billion of available borrowing capacity under EPO’s revolving credit facilities and $583 million of unrestricted cash on hand.

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

	For the Year Ended December 31,
	2024	2023
Net cash flow provided by operating activities	$8,115	$7,569
Net cash flow used in investing activities	5,433	3,197
Net cash flow used in financing activities	2,164	4,258

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

The following information highlights significant year-to-year fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flow provided by operating activities for the year ended December 31, 2024 increased $546 million when compared to the year ended December 31, 2023 primarily due to higher partnership earnings (determined by adjusting our $313 million increase in net income for changes in the non-cash items identified on our Statements of Consolidated Cash Flows).

For information regarding significant year-to-year changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part II, Item 7.

Investing activities
Net cash flow used in investing activities for the year ended December 31, 2024 increased $2.2 billion when compared to the year ended December 31, 2023 primarily due to:

•	a $1.3 billion year-to-year increase in investments for property, plant and equipment (see “Capital Investments” within this Part II, Item 7 for additional information); and

•	a net $949 million cash outflow in October 2024 in connection with the acquisition of Pinon Midstream.

Financing activities
Net cash flow used in financing activities for the year ended December 31, 2024 decreased a net $2.1 billion when compared to the year ended December 31, 2023 primarily due to:

•
a net cash inflow of $3.1 billion related to debt transactions that occurred during the year ended December 31, 2024 compared to a net cash inflow of $456 million related to debt transactions that occurred during the year ended December 31, 2023.  In 2024, we issued $4.5 billion aggregate principal amount of senior notes, partially offset by the repayment of $850 million principal amount of senior notes and net repayments of $450 million under EPO’s commercial paper program.  In 2023 we issued $1.75 billion aggregate principal amount of senior notes, partially offset by the repayment of $1.25 billion principal amount of senior notes and net repayments of $45 million under EPO’s commercial paper program; partially offset by

•
a $400 million cash outflow during the year ended December 31, 2024 in connection with the acquisition of noncontrolling interests.  In February 2024, we acquired the remaining 20% equity interest in Whitethorn and remaining 25% equity interest in EF78 from affiliates of Western Midstream for total cash consideration of $375 million.  In March 2024, we acquired an additional 15% equity interest in Panola from an affiliate of Western Midstream for $25 million in cash consideration; and

•	a $211 million year-to-year increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit.

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

Our use of DCF and Operational DCF for the limited purposes described above and in this report is not a substitute for net cash flow provided by operating activities, which is the most comparable GAAP measure to DCF. For a discussion of net cash flow provided by operating activities, see “Cash Flow Statement Highlights” within this Part II, Item 7.

The following table summarizes our calculation of DCF and Operational DCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2024		2023
Net income attributable to common unitholders (GAAP) (1)	$5,897		$5,529
Adjustments to net income attributable to common unitholders to derive DCF and Operational DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	2,473		2,343
Cash distributions received from unconsolidated affiliates (2)	483		488
Equity in income of unconsolidated affiliates	(408)		(462)
Asset impairment charges	57		32
Change in fair market value of derivative instruments	(20)		33
Deferred income tax expense	45		12
Sustaining capital expenditures (3)	(667)		(413)
Other, net	(2)		(24)
Operational DCF (non-GAAP)	$7,858		$7,538
Proceeds from asset sales and other matters	14		42
Monetization of interest rate derivative instruments accounted for as cash flow hedges	(33)		21
DCF (non-GAAP)	$7,839		$7,601

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$4,598		$4,393

Cash distribution per common unit declared by Enterprise GP with respect to period (4)	$2.1000		$2.0050

Total DCF retained by the Partnership with respect to period (5)	$3,241		$3,208

Distribution coverage ratio (6)	1.70	x	1.73	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part II, Item 7.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
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

The following table presents a reconciliation of net cash flow provided by operating activities to DCF and Operational DCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2024	2023
Net cash flow provided by operating activities (GAAP)	$8,115	$7,569
Adjustments to reconcile net cash flow provided by operating activities to DCF and Operational DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	506	555
Sustaining capital expenditures	(667)	(413)
Distributions received from unconsolidated affiliates attributable to the return of capital	77	42
Net income attributable to noncontrolling interests	(69)	(125)
Other, net	(104)	(90)
Operational DCF (non-GAAP)	$7,858	$7,538
Proceeds from asset sales and other matters	14	42
Monetization of interest rate derivative instruments accounted for as cash flow hedges	(33)	21
DCF (non-GAAP)	$7,839	$7,601

Capital Investments

Since the beginning of 2024, we placed into service two natural gas processing trains in the Permian Basin and related natural gas gathering system expansions, our TW Products System and the first phase of enhancements at our Morgan’s Point facility.  We have approximately $7.6 billion of growth capital projects scheduled to be completed by the end of 2026, including the following projects (including their respective scheduled completion dates):

•	natural gas gathering, compression and treating expansion projects in the Delaware and Midland Basins (2025 and 2026);

•	an NGL fractionator (“Frac 14”) and an associated DIB unit at our Mont Belvieu area NGL fractionation complex (third quarter of 2025);

•	our first natural gas processing train at our Mentone West location in the Delaware Basin (third quarter of 2025);

•	an eighth natural gas processing train (“Orion”) in the Midland Basin (third quarter of 2025);

•	the Bahia NGL Pipeline (fourth quarter of 2025);

•	the second phase of enhancements at our Morgan’s Point terminal (fourth quarter of 2025);

•	our Neches River Ethane / Propane Export Facility located in Orange County, Texas (third quarter of 2025 and first half of 2026);

•	our second natural gas processing train at our Mentone West location in the Delaware Basin (first half of 2026); and

•	the expansion of our LPG and PGP export capacity at EHT, including Ref 4 (fourth quarter of 2026).

Based on information currently available, we expect our total capital investments for 2025, net of contributions from noncontrolling interests, to approximate $4.5 billion to $5.0 billion, which reflects growth capital investments of $4.0 billion to $4.5 billion and sustaining capital expenditures of $525 million.  These amounts do not include capital investments associated with SPOT, our proposed deep-water offshore crude oil terminal, which remains subject to a final investment decision.

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

The following table summarizes our capital investments for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2024	2023
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$3,890	$2,844
Sustaining capital projects (3)	654	422
Total	$4,544	$3,266

Cash used for business combinations, net of cash received (4)	$949	$–

Investments in unconsolidated affiliates	$–	$2
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

(4)
Amount for the year ended December 31, 2024 represents net cash used for the acquisition of Pinon Midstream, which closed in October 2024.  For additional information, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Comparison of Year Ended December 31, 2024 with Year Ended December 31, 2023

In total, investments in growth capital projects increased $1.0 billion year-to-year primarily due to the following:

•	higher investments in ethane, ethylene, and LPG export expansion projects at our Gulf Coast terminals, which accounted for a $543 million increase;

•	higher investments in our Bahia NGL Pipeline, which accounted for a $381 million increase; and

•
higher investments in the construction of natural gas processing trains and related gathering system expansions in the Delaware and Midland Basins, which accounted for an additional $261 million increase.

Investments attributable to sustaining capital projects increased $232 million year-to-year primarily due to higher major maintenance activities performed at certain of our reaction-based plants (e.g., our PDH and iBDH facilities) and fluctuations in timing and costs of pipeline integrity and similar projects.

Consolidated Debt

At December 31, 2024, the average maturity of EPO’s consolidated debt obligations was approximately 18.3 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations and associated estimated cash payments for interest at December 31, 2024 for the years indicated (dollars in millions):

	Total	2025	2026	2027	2028	2029	Thereafter
Principal amount of debt obligations	$32,207	$1,150	$1,625	$1,575	$1,000	$1,250	$25,607
Estimated cash payments for interest (1)	$28,769	$1,476	$1,407	$1,338	$1,323	$1,272	$21,953

(1)
Estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2024, the contractually scheduled maturities of such balances, and the applicable interest rates. Our estimated cash payments for interest are influenced by the long-term maturities of our $2.3 billion in junior subordinated notes (due June 2067 through February 2078).  The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2024, as applicable, for each note through the respective maturity date.

In January 2024, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of senior notes due January 2027 (“Senior Notes HHH”) and (ii) $1.0 billion principal amount of senior notes due January 2034 (“Senior Notes III”).  Senior Notes HHH were issued at 99.897% of their principal amount and have a fixed interest rate of 4.60% per year.  Senior Notes III were issued at 99.705% of their principal amount and have a fixed interest rate of 4.85% per year.  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of our $850 million principal amount of 3.90% Senior Notes JJ at their maturity in February 2024 and amounts outstanding under our commercial paper program).

In March 2024, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2024 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement.  EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement.  The March 2024 $1.5 Billion 364-Day Revolving Credit Agreement is scheduled to mature in March 2025.  EPO expects to renew this credit agreement during the first quarter of 2025.  As of December 31, 2024, there are no principal amounts outstanding under this new revolving credit agreement.

In August 2024, EPO issued $2.5 billion aggregate principal amount of senior notes comprised of (i) $1.1 billion principal amount of senior notes due February 2035 (“Senior Notes JJJ”) and (ii) $1.4 billion principal amount of senior notes due February 2055 (“Senior Notes KKK”).   Senior Notes JJJ were issued at 99.400% of their principal amount and have a fixed interest rate of 4.95% per year.  Senior Notes KKK were issued at 99.663% of their principal amount and have a fixed interest rate of 5.55% per year.  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of our $1.15 billion principal amount of 3.75% Senior Notes MM at their maturity in February 2025).

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Credit Ratings

As of February 28, 2025, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, A3 from Moody’s and A- from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Product Purchase Commitments

The following table presents our unconditional product purchase commitments at December 31, 2024 for the years indicated (dollars in millions):

	Total	2025	2026	2027	2028	2029	Thereafter
Product purchase commitments	$8,533	$2,149	$1,834	$1,731	$1,384	$920	$515

We have unconditional, long-term product purchase commitments for NGLs and crude oil with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table presents our estimated future payment obligations under these contracts based on the contractual price in each agreement at December 31, 2024 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

For additional information regarding our product purchase commitments, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Enterprise Declares Cash Distribution for Fourth Quarter of 2024

On January 8, 2025, we announced that the Board declared a quarterly cash distribution of $0.535 per common unit, or $2.14 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the fourth quarter of 2024.  The quarterly distribution was paid on February 14, 2025 to unitholders of record as of the close of business on January 31, 2025.  The total amount paid was $1.17 billion, which includes $11 million for distribution equivalent rights on phantom unit awards.

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

The Partnership repurchased an aggregate 7,556,210 common units under the 2019 Buyback Program through open market purchases during the year ended December 31, 2024.  The total cost of these repurchases, including commissions and fees, was $219 million.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  As of December 31, 2024, the remaining available capacity under the 2019 Buyback Program was $863 million.

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

At December 31, 2024 and 2023, the net carrying value of our property, plant and equipment was $49.1 billion and $45.8 billion, respectively.  We recorded $2.0 billion and $1.9 billion of depreciation expense during the years ended December 31, 2024 and 2023, respectively.  For information regarding our property, plant and equipment, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

In 2024 and 2023, we recognized non-cash asset impairment charges attributable to assets other than goodwill totaling $57 million and $32 million, respectively. For information regarding impairment charges involving property, plant and equipment see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.  We did not recognize any impairment charges in connection with our equity-method investments during the years ended December 31, 2024 and December 31, 2023.

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

At December 31, 2024 and 2023, the carrying value of our customer relationship and contract-based intangible asset portfolio was $4.0 billion and $3.8 billion, respectively.  We recorded $207 million and $201 million of amortization expense attributable to intangible assets during the years ended December 31, 2024 and 2023, respectively.  For information regarding our intangible assets, see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Methods We Employ to Measure the Fair Value of Goodwill and Related Assets

Our goodwill balance was $5.7 billion and $5.6 billion at December 31, 2024 and 2023, respectively.  Goodwill, which represents the cost of an acquired business in excess of the fair value of its net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable.  Goodwill impairment charges represent the amount by which a reporting unit’s carrying value (including its respective goodwill) exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.

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

We did not record any goodwill impairment charges during the year ended December 31, 2024.  Based on our most recent goodwill impairment test at December 31, 2024, the estimated fair value of each of our reporting units was substantially in excess of its carrying value (i.e., by at least 10%).

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”) (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations.  At December 31, 2024, the total amount of Guaranteed Debt was $32.7 billion, which was comprised of $29.9 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes and $536 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $50.8 billion at December 31, 2024.  The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the year ended December 31, 2024 was $6.8 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries.  We continue to believe that the consolidated financial statements of the Partnership presented under Item 8 of this annual report provide a more appropriate view of our credit standing.  Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at December 31, 2024 (dollars in millions):

Selected asset information:
Current receivables from Non-Obligor Subsidiaries	$1,569
Other current assets	6,487
Long-term receivables from Non-Obligor Subsidiaries	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $50.8 billion	9,350

Selected liability information:
Current portion of Guaranteed Debt, including interest of $536 million	$1,686
Current payables to Non-Obligor Subsidiaries	1,438
Other current liabilities	4,074
Noncurrent portion of Guaranteed Debt, principal only	31,057
Noncurrent payables to Non-Obligor Subsidiaries	55
Other noncurrent liabilities	215

Mezzanine equity of Obligor Group:
Preferred units	$50

The following table presents summarized income statement information for the combined Obligor Group for the year ended December 31, 2024 (dollars in millions):

Revenues from Non-Obligor Subsidiaries	$22,286
Revenues from other sources	19,781
Operating income of Obligor Group	443
Net loss of Obligor Group, excluding equity in earnings of Non-Obligor Subsidiaries of $6.8 billion	(933)

Related Party Transactions

For information regarding our related party transactions, see Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report as well as Part III, Item 13 of this annual report.

Income Taxes

During 2021 and 2022, the Internal Revenue Service (“IRS”) issued a Notice of Selection for Examination to EPO and the Partnership, respectively, stating that the IRS has selected their 2019 and 2020 partnership tax returns for examination.  In 2024, the IRS issued a Notice of Selection for Examination to both EPO and the Partnership, stating that the IRS has selected their 2021 partnership tax returns for examination.  These are routine compliance examinations of various items of income, gain, deductions, losses and credits of EPO and the Partnership during the years under examination.

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

At December 31, 2024, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	December 31, 2024	January 31, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$7	$5	$12
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	6	4	11
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	8	6	13

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	December 31, 2024	January 31, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$39	$61	$54
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	9	24	57
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	69	98	51

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	December 31, 2024	January 31, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$66	$19	$13
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(61)	(79)	(85)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	193	117	111

Commercial energy derivative portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2023	December 31, 2024	January 31, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(9)	$(3)	$(12)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	9	7	(3)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(27)	(13)	(21)

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our management carried out an evaluation, with the participation of (i) A. James Teague, Co-Chief Executive Officer of Enterprise GP, (ii) W. Randall Fowler, Co-Chief Executive Officer of Enterprise GP and (iii) R. Daniel Boss, Executive Vice President and Chief Financial Officer of Enterprise GP, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Mr. Teague and Mr. Fowler are our co-principal executive officers and Mr. Boss is our principal financial officer.  Based on this evaluation, as of the end of the period covered by this annual report, Messrs. Teague, Fowler and Boss concluded:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 302 and 906 Certifications

The required certifications of Messrs. Teague, Fowler and Boss under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this annual report (see Exhibits 31 and 32 under Part IV, Item 15 of this annual report).

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2024

The management of Enterprise Products Partners L.P. and its consolidated subsidiaries, including its Co-Chief Executive Officers and Executive Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.  Our internal control system was designed to provide reasonable assurance to the management of Enterprise Products Partners L.P. and the Board of Directors of its general partner regarding the preparation and fair presentation of Enterprise Products Partners L.P.’s published financial statements.

Our management assessed the effectiveness of Enterprise Products Partners L.P.’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  This assessment included a review of the design and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets.  Based on our assessment, we believe that, as of December 31, 2024, Enterprise Products Partners L.P.’s internal control over financial reporting is effective based on those criteria.

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

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on February 28, 2025.

/s/ A. James Teague		/s/ W. Randall Fowler
Name:	A. James Teague	Name:	W. Randall Fowler
Title:	Co-Chief Executive Officer	Title:	Co-Chief Executive Officer
	of Enterprise Products Holdings LLC		of Enterprise Products Holdings LLC

/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President and
Chief Financial Officer of Enterprise Products Holdings LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enterprise Products Holdings LLC and
Unitholders of Enterprise Products Partners L.P.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2024.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2025

ITEM 9B.  OTHER INFORMATION.

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Enterprise GP adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management, administrative or operating functions.  Pursuant to the administrative services agreement (“ASA”) with EPCO, these roles are performed by employees of EPCO, which are under the direction of the Board and executive officers of Enterprise GP.  The executive officers of Enterprise GP are elected for one-year terms and may be removed, with or without cause, only by the Board.  Our limited partners do not elect the officers or directors of Enterprise GP.  The DD LLC Trustees, through their control of Enterprise GP, have the ability to elect, remove and replace at any time, the officers and directors of Enterprise GP.  Each member of the Board of Enterprise GP serves until such member’s death, resignation or removal.  The employees of EPCO who served as directors of Enterprise GP during 2024 were Ms. Duncan Williams and Messrs. Bachmann, Fowler, Teague and Weitzel.

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

In his role as Co-CEO, Mr. Fowler is our co-principal executive officer and is responsible for, among other things: (i) managing our overall business and financial strategy; (ii) a principal focus area of overseeing and providing strategic direction for us, subject to Board approval, in the areas of accounting, risk management, finance, treasury and cash management, information technology, investor relations, and public relations and (iii) providing the required certifications as co-principal executive officer of Enterprise GP (together with Mr. Teague) in connection with our disclosure controls and procedures and internal control over financial reporting.

Directors and Executive Officers of Enterprise GP

The following table sets forth the name, age and position of each of the directors, excluding advisory or honorary directors, and executive officers of Enterprise GP at February 28, 2025.  Each executive officer holds the same respective office shown below in the managing member of EPO.

Name	Age	Position with Enterprise GP
Randa Duncan Williams (1,6)	63	Director and Chairman of the Board
Richard H. Bachmann (1,6)	72	Director and Vice Chairman of the Board
A. James Teague (1,6,7,8)	79	Director and Co-CEO
W. Randall Fowler (1,6,7,8)	68	Director and Co-CEO
Carin M. Barth (2,6)	62	Director
Murray E. Brasseux (4, 6)	76	Director
Rebecca G. Followill (4)	66	Director
James T. Hackett (2,3,6)	71	Director
William C. Montgomery (4,5)	63	Director
John R. Rutherford (2)	64	Director
Harry P. Weitzel (6,8)	60	Director and Executive Vice President, General Counsel and Secretary
Graham W. Bacon (8)	61	Executive Vice President and Chief Operating Officer
R. Daniel Boss (8)	49	Executive Vice President and Chief Financial Officer (“CFO”)
Christian M. Nelly (8)	49	Executive Vice President – Finance and Sustainability and Treasurer
Brent B. Secrest (8)	52	Executive Vice President and Chief Commercial Officer

(1)	Member of Office of the Chairman
(2)	Member of the Governance Committee
(3)	Chairman of the Governance Committee
(4)	Member of the Audit and Conflicts Committee
(5)	Chairman of the Audit and Conflicts Committee
(6)	Member of the Capital Projects Committee
(7)	Co-Chairman of the Capital Projects Committee
(8)	Executive officer

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

Mr. Teague joined us in connection with our purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999.  From 1998 to 1999, Mr. Teague served as President of Tejas Natural Gas Liquids, LLC, then an affiliate of Shell.  From 1997 to 1998, he was President of Marketing and Trading for MAPCO, Inc.  Mr. Teague also serves on the board of directors of Solaris Energy Infrastructure, Inc.

W. Randall Fowler

Mr. Fowler was elected a director of Enterprise GP in September 2011 and has served as one of Enterprise GP’s two Co-CEOs (together with Mr. Teague) since January 2020, having previously served as President of Enterprise GP from January 2016 to January 2020 and as Chief Administrative Officer from April 2015 to January 2016.  Mr. Fowler served as CFO of Enterprise GP from August 2018 through February 2024, having previously served as Executive Vice President and CFO of Enterprise GP from November 2010 to March 2015 and as Executive Vice President and CFO of EPGP from August 2007 to November 2010.  He has served as Co-Chairman of the Capital Projects Committee of Enterprise GP since November 2016.

Mr. Fowler was elected Executive Vice President and CFO of EPCO in February 2019, having previously served as EPCO’s Vice Chairman and CFO from May 2010 to February 2019, as its President and CEO from December 2007 to May 2010 and as its CFO from April 2005 to December 2007.

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

Mr. Fowler, a Certified Public Accountant (inactive), joined us as Director of Investor Relations in January 1999.  He also serves as Chairman of the Board of the Energy Infrastructure Council (formerly the Master Limited Partnership Association).  He also serves on the Advisory Board for the College of Business at Louisiana Tech University and on the Board of Trustees for the Texas Parks and Wildlife Foundation.

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

Mr. Brasseux retired from BBVA Bank in December 2014 after 20 years of service, having most recently served as Managing Director of Oil & Gas Finance.  He also served as a consultant to BBVA Bank from January 2015 to June 2015 and as a consultant to Loughlin Management Partners (a restructuring and advisory firm) from June 2015 to December 2017.  Mr. Brasseux served as a member of the board of directors of Adams Resources & Energy, Inc. from March 2015 to February 2025.  Mr. Brasseux also serves on the board of Worldwide Power Products Company, LLC (a private company in the industrial power business) and the advisory board of the Rare Book School (an affiliate of the University of Virginia).

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

Mr. Hackett served as Executive Chairman of Alta Mesa Resources, Inc. (formerly named Silver Run Acquisition Corporation II) (“Alta Mesa”) until March 2020.  Mr. Hackett previously served as an Advisor and Partner to private energy investing firm Riverstone Holdings LLC.  He served as Executive Chairman and CEO of Anadarko Petroleum Corporation, an independent oil and natural gas exploration and production company, from 2003 to 2013.  Mr. Hackett is a board member of Fluor Corporation and Schlumberger Limited.  He is a former director of NuScale Power Corp., Cameron International and NOV, Inc. and the former Chairman of the Board of the Federal Reserve Bank of Dallas. He is a past Chairman (and now Member) of the National Petroleum Council, a member of the Society of Petroleum Engineers, a member of the Baylor College of Medicine Board of Trustees and a former member of the Rice University Board of Trustees.  Mr. Hackett also serves as a faculty member at Rice University and The University of Texas (Austin).

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

Mr. Rutherford is a private investor.   Mr. Rutherford also serves on the board of directors of T.D. Williamson Holdings, LLC, a privately-owned pipeline field services company, and on the Board of Trustees of the Teachers Retirement System of Texas.  In addition, Mr. Rutherford serves on the board of directors of the Navy Seal Foundation.  Mr. Rutherford previously served as Executive Vice President (Strategic Planning, M&A and Business Development) of the general partner of Plains All American Pipeline, L.P. (“Plains”) and as a member of Plains’ executive committee from October 2010 through July 2015. Mr. Rutherford also served as a financial consultant to Plains from July 2015 through September 2018.  His career includes over 20 years of investment banking experience as a mergers and acquisitions and strategic advisor to public and private energy companies, investment firms, management teams and boards of directors. Prior to joining Plains, Mr. Rutherford served as Managing Director of the North American Energy Practice of Lazard Freres & Company from 2007 until 2010. Prior to joining Lazard, he was a partner at Simmons & Company for over ten years.

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

R. Daniel Boss

Mr. Boss, a Certified Public Accountant, was elected Executive Vice President and CFO of Enterprise GP effective as of March 1, 2024, having previously served as Executive Vice President – Accounting, Risk Control and Information Technology of Enterprise GP from January 2020 through February 2024 and as Senior Vice President (Accounting and Risk Control) from August 2016 to January 2020.  In his role as CFO, Mr. Boss serves as Enterprise GP’s principal financial officer and principal accounting officer.

Mr. Boss is responsible for the overall leadership of our Accounting, Risk Control, Information Technology and Internal Audit organizations.  Mr. Boss served as a Senior Vice President of Enterprise GP from March 2015 to August 2016 with responsibility over our regulated business.  He also served as Vice President (Risk Control) from April 2013 to March 2015 and as Senior Director (Risk Control) from January 2010 to March 2013. While serving in these positions, Mr. Boss was Chairman of the Risk Management Committee and had responsibilities for our marketing risk management policies, transaction controls and derivatives and hedging strategies compliance.  Mr. Boss also served as Director (Volume Accounting) from November 2008 until January 2010 where he was responsible for gas marketing and commodity derivatives accounting, hedging and reporting.  Prior to joining us, Mr. Boss held leadership positions with Merrill Lynch Commodities and Dynegy Inc.

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

Five of our directors are current employees of EPCO and officers of Enterprise GP or its affiliates.  Each of these directors has significant experience in our industry as executive officers as well as other qualifications, attributes and skills.  These include:

•	for Ms. Duncan Williams, legal and community involvement with numerous charitable organizations, and active involvement in EPCO’s businesses, including ownership in and management of our businesses;

•	for Mr. Teague, over 50 years of commercial management of midstream assets and marketing and trading activities, both for third parties and for us;

•	for Mr. Fowler, over 25 years of experience with our midstream assets, including finance, accounting and investor relations and, for over 19 years, as a member of our executive management team;

•
for Mr. Bachmann, over 40 years of experience with our midstream assets, including legal, regulatory, contracts and mergers and acquisitions and, for over 25 years, as a member of either EPCO’s or our executive management teams; and

•
for Mr. Weitzel, over 24 years of experience in Texas and California as a commercial litigator, having successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters.

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

Insider Trading Policy

Enterprise GP has adopted an Insider Trading Policy governing the purchase and sale of the Partnership’s securities by directors, officers and employees.  This policy has been designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards of the NYSE.

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

Investor Access to Partnership Governance Information

We provide investors access to information relating to our governance procedures and principles, including the Code of Conduct, Governance Guidelines, the charters of the Audit and Conflicts Committee, the Governance Committee and the Capital Projects Committee, the Insider Trading Policy, along with other information, through our website, www.enterpriseproducts.com.  You may also contact our Investor Relations department at (866) 230-0745 for printed copies of these documents free of charge.

NYSE Corporate Governance Listing Standards

On March 4, 2024, Mr. Teague certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards as of that date.

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

Summary Compensation Table

The following table presents total compensation amounts paid, accrued or otherwise expensed by us with respect to our (i) co-CEOs, (ii) CFO and (iii) three highest paid officers of our general partner, other than our principal executive and financial officers, who were serving in such capacity at December 31, 2024.  Collectively, these six individuals were our “named executive officers” for 2024.  To the extent such individuals were also named executive officers for 2023 and 2022, their total compensation for those years is presented as well.

				Equity-
		Cash		Based	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($) (2)	($)
A. James Teague,	2024	$ 1,206,500	$ 4,000,000	$ 8,137,500	$ 1,553,316	$ 14,897,316
Co-CEO	2023	1,149,500	3,700,000	7,740,000	1,377,039	13,966,539
	2022	1,075,000	3,700,000	6,386,500	6,192,313	17,353,813

W. Randall Fowler, (3)	2024	904,875	3,000,000	6,103,125	1,160,806	11,168,806
Co-CEO and former CFO	2023	862,125	2,775,000	5,805,000	4,773,863	14,215,988
	2022	806,250	2,775,000	4,789,875	872,614	9,243,739

R. Daniel Boss, (3)	2024	500,333	522,500	2,418,938	507,382	3,949,153
Executive Vice President and CFO	2023	454,812	498,750	2,842,115	1,437,564	5,233,241

Graham W. Bacon,	2024	618,750	825,000	2,362,500	578,079	4,384,329
Executive Vice President and	2023	593,750	825,000	3,336,500	1,617,939	6,373,189
Chief Operating Officer	2022	563,000	825,000	2,289,500	532,326	4,209,826

Brent B. Secrest,	2024	593,750	700,000	2,283,750	561,595	4,139,095
Executive Vice President and	2023	563,750	700,000	3,185,200	1,588,794	6,037,744
Chief Commercial Officer	2022	519,250	775,000	2,289,500	490,539	4,074,289

Christian M. Nelly,	2024	485,063	516,750	2,329,031	503,625	3,834,469
Executive Vice President – Finance	2023	457,031	502,125	2,695,631	960,132	4,614,919
and Sustainability and Treasurer	2022	420,469	502,125	1,997,288	365,557	3,285,439

(1)
Amounts represent our estimated share of the aggregate grant date fair value of equity-based awards granted during each year presented.  See “Grants of Equity-Based Awards in Fiscal Year 2024” within this Item 11 for information regarding awards granted in the year ended December 31, 2024.

(2)
Amounts include (i) contributions in connection with funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on equity-based awards, (iii) the imputed value of life insurance premiums paid on behalf of the officer, (iv) employee retention payments and (v) other amounts.

(3)
Mr. Boss was elected CFO effective March 1, 2024, succeeding Mr. Fowler as CFO.  Mr. Boss served as our Executive Vice President – Accounting, Risk Control and Information Technology prior to his appointment as CFO.

Bonus amounts shown in the preceding table represent discretionary annual awards earned by each named executive officer with respect to the year presented.  Bonus amounts are paid in cash in February of the following year (e.g., the bonus amount for 2024 was paid in February 2025).

The following table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2024:

Named Executive Officer	Contributions Under Funded, Qualified, Defined Contribution Retirement Plans	Distributions Paid On Equity-Based Awards (1)	Life Insurance Premiums	Other	Total All Other Compensation
A. James Teague	$41,400	$1,492,650	$13,596	$5,670	$1,553,316
W. Randall Fowler	31,050	1,119,488	6,286	3,982	1,160,806
R. Daniel Boss	36,053	465,983	940	4,406	507,382
Graham W. Bacon	41,400	524,495	4,356	7,828	578,079
Brent B. Secrest	41,400	513,696	1,518	4,981	561,595
Christian M. Nelly	37,001	460,163	965	5,496	503,625

(1)
Reflects aggregate cash payments made to the named executive officer in connection with (i) distribution equivalent rights (“DERs”) issued in tandem with phantom unit awards and (ii) distributions paid in connection with profits interest awards.  With respect to DER amounts allocated to us, the following cash payments were made to the named executive officers during the year ended December 31, 2024: Mr. Teague, $1,492,650; Mr. Fowler, $1,119,488; Mr. Boss, $442,787; Mr. Bacon, $493,975; Mr. Secrest, $489,280; and Mr. Nelly, $445,284.

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

For each of the three years ended December 31, 2024, the primary elements of compensation for the named executive officers consisted of annual cash base salary, a discretionary annual bonus, equity awards under long-term incentive arrangements and other compensation, including very limited perquisites.  With respect to the annual periods presented in the Summary Compensation Table, EPCO’s compensation package for the named executive officers did not include any compensation elements based on targeted performance-based criteria other than as described with respect to the Employee Partnerships under the heading “Profits Interest Awards” in Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.  We believe that minimizing targeted performance-based criteria has the effect of discouraging excessive risk taking by our named executive officers.

Changes in the base salaries of our named executive officers during the three years ended December 31, 2024 were largely budget-driven and made consistent relative to increases in the base salaries of our other executive officers.

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

Additionally, in the past, each of our named executive officers has been granted a “profits interest” award (in the form of Class B limited partner interests) in one or more Employee Partnerships, which function as long-term incentive arrangements for key employees of EPCO.  If certain conditions are met, the employee participants in each Employee Partnership would be entitled to (i) a residual profits interest in the assets of the Employee Partnership at liquidation, along with (ii) quarterly cash distributions.  The residual assets to be distributed, if any, consist of common units of Enterprise Products Partners L.P. owned by the Employee Partnership.

In March 2024, the Class B limited partner interests of EPD 2018 Unit IV L.P. (“EPD IV”), representing the last Employee Partnership in which one or more of our named executive officers participated, vested and each of Messrs. Boss, Bacon, Secrest and Nelly received a liquidating distribution of residual assets.  See “Vesting of Equity-Based Awards in 2024” within this Item 11 for additional information regarding this vesting.

EPCO expects to continue its policy of paying for limited perquisites attributable to our named executive officers.  EPCO also makes matching contributions under its defined contribution plans for the benefit of our named executive officers in the same manner as it does for other EPCO employees.

EPCO does not offer our named executive officers a defined benefit pension plan.  Also, none of our named executive officers had nonqualified deferred compensation during the three years ended December 31, 2024.

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

Neither we, nor EPCO, which engaged the Consultant, are aware of the specific data of the companies included in the Consultant’s proprietary database for specific positions. EPCO uses the information provided in the Consultant’s analysis to gauge whether compensation levels reported by the Consultant and the general ranges of compensation for EPCO employees in similar positions are comparable. However, that comparison is only a factor taken into consideration and may or may not impact compensation of our named executive officers.  EPCO does not otherwise engage in benchmarking of compensation for the named executive officers’ positions.

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

With the exception of Messrs. Fowler, Boss and Nelly, each of our named executive officers devoted all of their time to our consolidated businesses during the years ended December 31, 2024, 2023 and 2022.  On average, Mr. Fowler devoted approximately 75% of his time to our consolidated businesses during this three-year period, with the remainder of his time allocated to EPCO and its privately held affiliates.  On average, Mr. Boss devoted approximately 95% of his time to our consolidated businesses during 2024 and 2023, with the remainder of his time allocated to EPCO and its privately held affiliates.  On average, Mr. Nelly devoted approximately 97.5% of his time to our consolidated businesses during this three-year period, with the remainder of his time allocated to EPCO and its privately held affiliates.

Grants of Equity-Based Awards in Fiscal Year 2024

The following table presents information concerning each grant of an equity-based award in 2024 to a named executive officer for which we will be allocated our pro rata share of the related cost under the ASA.

					Grant
					Date Fair
					Value of
		Estimated Future Payouts Under			Equity-
		Equity Incentive Plan Awards			Based
	Grant	Threshold	Target	Maximum	Awards
Award Type/Named Executive Officer	Date	(#)	(#)	(#)	($) (1)
Phantom unit awards: (2)
A. James Teague	2/08/24	–	310,000	–	$ 8,137,500
W. Randall Fowler	2/08/24	–	310,000	–	6,103,125
R. Daniel Boss	2/08/24	–	97,000	–	2,418,938
Graham W. Bacon	2/08/24	–	90,000	–	2,362,500
Brent B. Secrest	2/08/24	–	87,000	–	2,283,750
Christian M. Nelly	2/08/24	–	91,000	–	2,329,031

(1)
Amounts presented reflect that portion of grant date fair value allocable to us based on the estimated percentage of time each named executive officer spent on our consolidated business activities during 2024.  Based on current allocations, we estimate that the compensation expense we record for each named executive officer with respect to these awards will equal these amounts over time.

(2)	The grant date fair value presented for the phantom unit awards is based, in part, on the closing price of our common units on February 8, 2024 of $26.25 per unit.

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

Vesting of Equity-Based Awards in 2024

The following table presents the vesting of phantom unit awards and profits interest awards to our named executive officers during the year ended December 31, 2024.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
	Number of
	Units	Value
	Acquired on	Realized on
	Vesting	Vesting
Named Executive Officer	(#) (1)	($)
A. James Teague:
Vesting of phantom unit awards (2)	260,000	$ 7,085,000
W. Randall Fowler:
Vesting of phantom unit awards (2)	260,000	$ 7,085,000
R. Daniel Boss:
Vesting of phantom unit awards (2)	75,625	$ 2,060,781
Vesting of profits interest award – EPD IV (3)	20,773	$ 603,663
Graham W. Bacon:
Vesting of phantom unit awards (2)	95,000	$ 2,588,750
Vesting of profits interest award – EPD IV (3)	25,970	$ 754,688
Brent B. Secrest:
Vesting of phantom unit awards (2)	95,000	$ 2,588,750
Vesting of profits interest award – EPD IV (3)	20,776	$ 603,751
Christian M. Nelly:
Vesting of phantom unit awards (2)	75,625	$ 2,060,781
Vesting of profits interest award – EPD IV (3)	12,985	$ 377,344

(1)	Represents the gross number of Partnership common units acquired upon vesting of phantom unit and profits interest awards, before adjustments for associated tax withholdings.
(2)	Value realized on vesting of the phantom unit awards determined by multiplying the gross number of Partnership common units received by the closing price of our common units on the date of vesting.
(3)
Profits interest awards in EPD IV vested in March 2024 and the assets of EPD IV, which consisted of partnership common units, were distributed to its partners, which included Mr. Boss, Mr. Bacon, Mr. Secrest and Mr. Nelly.  The value realized on vesting was determined by multiplying the gross number of our common units received by the named executive officer by the closing price of our common units on the date of vesting.

Equity-Based Awards Outstanding at December 31, 2024

The following information summarizes each named executive officer’s long-term incentive awards outstanding at December 31, 2024.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
		Market
	Number	Value
	of Units	of Units
	That Have	That Have
	Not Vested	Not Vested
Award Type/Named Executive Officer	(#) (1)	($) (2)
Phantom unit awards: (3)
A. James Teague	730,000	$ 22,892,800
W. Randall Fowler	730,000	22,892,800
R. Daniel Boss	229,375	7,193,200
Graham W. Bacon	236,250	7,408,800
Brent B. Secrest	233,250	7,314,720
Christian M. Nelly	223,375	7,005,040

(1)	Represents the total number of phantom unit awards outstanding for each named executive officer.
(2)
With respect to amounts presented for phantom unit awards, the market values were derived by multiplying the total number of awards outstanding for the named executive officer by the closing price of Partnership common units on December 31, 2024 (the last trading day of 2024) of $31.36 per unit.

(3)	Of the 2,382,500 phantom unit awards presented in the table, the vesting schedule is as follows: 928,500 in 2025; 715,000 in 2026; 492,500 in 2027 and 246,250 in 2028.

Phantom unit awards
For a description of phantom unit awards, see “Grants of Equity-Based Awards in Fiscal Year 2024” within this Item 11.

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

Compensation Committee Report

We do not have a separate compensation committee.  In addition, we do not directly employ or compensate our named executive officers.  Rather, under the ASA, we reimburse EPCO for the compensation of our executive officers.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2024 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs and the IPA Subcommittee.

In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2024.

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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of Enterprise GP served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2024.  As previously noted, we do not have a separate compensation committee.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2024 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs and the IPA Subcommittee.

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

Pay Ratio Disclosure

The median of the total annual compensation of all employees of EPCO, other than our Co-CEOs, was $154,099 for the year ended December 31, 2024 (the “fiscal 2024 median total annual compensation”). Mr. Teague and Mr. Fowler served as Co-CEOs of Enterprise GP during the year ended December 31, 2024.  Mr. Teague’s fiscal 2024 annual total compensation was $14,897,316 and Mr. Fowler’s fiscal 2024 annual total compensation allocated to us was $11,168,806.  The ratio of the fiscal 2024 median total annual compensation to Mr. Teague’s fiscal 2024 annual total compensation was 97:1.  The ratio of the fiscal 2024 median total annual compensation to Mr. Fowler’s fiscal 2024 annual total compensation was 72:1.

The fiscal 2024 median total annual compensation was determined as follows:

•
 First, a list was prepared of all active EPCO employees, excluding Mr. Teague, Mr. Fowler and those on long-term disability, that devote all or a substantial portion of their time to our consolidated businesses and affairs.   This list was based on employee information as of December 31, 2024. There are approximately 7,730 EPCO personnel who spend all or a substantial portion of their time engaged in our business.

•
Second, basic wage data for each active EPCO employee, excluding Mr. Teague, Mr. Fowler and those on long-term disability, was extracted from Form W-2 information provided to the Internal Revenue Service for fiscal 2024. This information was then sorted and the employee who earned the median compensation (the “median employee”) was selected from the list.

•
Third, once the median employee was selected, his or her respective total annual compensation for 2024 was determined using the same method used to determine Mr. Teague’s and Mr. Fowler’s total annual compensation for 2024 as presented in the Summary Compensation Table within this Part III, Item 11.

Director Compensation

For the year ended December 31, 2024, each of the independent voting directors of Enterprise GP received the following compensation:

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

The compensation program for independent voting directors for 2025 is expected to be the same as 2024.

We bear all costs attributable to the compensation of independent voting directors of Enterprise GP. The following table summarizes compensation paid to these directors in 2024:

	Fees Earned	Value of
	or Paid	Equity-Based
	in Cash	Awards	Total
Independent Voting Director	($)	($)	($)
Carin M. Barth	$92,500	$90,011	$182,511
Murray E. Brasseux	102,500	90,011	192,511
Rebecca G. Followill	102,500	90,011	192,511
James T. Hackett (1)	112,500	90,011	202,511
William C. Montgomery (2)	125,000	90,011	215,011
John R. Rutherford	92,500	90,011	182,511

(1)	Mr. Hackett serves as chairman of the Governance Committee.
(2)	Mr. Montgomery serves as chairman of the Audit and Conflicts Committee.

Mr. Snell received $150,000 in cash for his services as an advisory director in 2024.  Mr. Andras received $20,000 in cash for his services as an honorary director in 2024.  Neither we nor Enterprise GP provide additional compensation to employees of EPCO for their services as voting directors of Enterprise GP.  The employees of EPCO who served as voting directors of Enterprise GP in 2024 were Ms. Duncan Williams and Messrs. Bachmann, Teague, Fowler and Weitzel.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED UNITHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 16, 2025, regarding each person known by Enterprise GP to beneficially own more than 5% of our limited partner units:

		Amount and
		Nature of
Name and Address		Beneficial	Percent
of Beneficial Owner	Title of Class	Ownership	of Class
Randa Duncan Williams (1)	Common Units	702,222,877	32.4%
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

Security Ownership of Management

The following tables set forth certain information regarding the beneficial ownership of the Partnership’s common units, as of February 16, 2025 by (i) the current directors of Enterprise GP; (ii) our named executive officers for 2024; and (iii) the current directors and executive officers (including named executive officers) of Enterprise GP as a group.  All beneficial ownership information has been furnished by the respective directors and executive officers.  Each person has sole voting and dispositive power over the securities shown unless indicated otherwise.

		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 16, 2025	Ownership	Class
Randa Duncan Williams:	Director and Chairman of the Board
Units controlled by EPCO Voting Trust:
Through EPCO		74,754,703	3.5%
Through EPCO Holdings, Inc.		604,549,004	27.9%
Units controlled by Alkek and Williams, Ltd.		609,115	*
Units controlled by Chaswil, Ltd.		101,367	*
Units controlled by family trusts (1)		21,070,501	*
Units owned personally (2)		1,138,187	*
Total for Randa Duncan Williams		702,222,877	32.4%

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

		Common Units
		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 16, 2025	Ownership	Class
Richard H. Bachmann	Director and Vice Chairman of the Board	2,208,328	*
A. James Teague (1,2)	Director and Co-CEO	3,002,367	*
W. Randall Fowler (1,3)	Director, Co-CEO	2,329,435	*
Carin M. Barth (4)	Director	104,470	*
Murray E. Brasseux (5)	Director	41,767	*
Rebecca G. Followill (6)	Director	11,549	*
James T. Hackett (7)	Director	308,707	*
William C. Montgomery	Director	120,920	*
John R. Rutherford	Director	153,586	*
Harry P. Weitzel	Director and Executive Vice President, General Counsel and Secretary	315,803	*
R. Daniel Boss (1)	Executive Vice President and CFO	292,782	*
Graham W. Bacon (1)	Executive Vice President and Chief Operating Officer	621,893	*
Brent B. Secrest (1)	Executive Vice President and Chief Commercial Officer	390,354	*
Christian M. Nelly (1)	Executive Vice President – Finance and Sustainability and Treasurer	267,802	*
All directors and executive officers (including all named executive officers) of Enterprise GP, as a group (15 individuals in total)		712,392,640	32.9%

* Represents a beneficial ownership of less than 1% of class
(1)	These individuals are named executive officers for the year ended December 31, 2024.
(2)	The number of common units presented for Mr. Teague includes (i) 74,911 common units held by a trust, (ii) 41,155 common units held by his spouse and (iii) 6,060 common units held by minor children.
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

The following table sets forth certain information regarding the 2008 Plan as of January 1, 2025.

Number of
Units
Remaining
Available For
	Number of		Future Issuance
	Units to	Weighted-	Under Equity
	Be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans (excluding
	of Outstanding	of Outstanding	securities
	Common Unit	Common Unit	reflected in
Plan Category	Options	Options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
2008 Plan (1)	–	–	103,056,553
Equity compensation plans not approved by unitholders:
None	–	–	–
Total for equity compensation plans	–	–	103,056,553

(1)	At December 31, 2024, the total number of common units authorized for issuance under the 2008 Plan was 165,000,000 common units.

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

Enterprise GP’s management authorization policy generally requires Board approval for asset purchase or sales transactions to the extent such transactions have a value in excess of $1.5 billion and capital investments to the extent such transactions have a value in excess of $750 million.  Any such transaction would typically also require Audit and Conflicts Committee review under its charter if such transaction is also a related party transaction.

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

Other Matters

An immediate family member of Mr. Teague is an employee of EPCO that performs services on our behalf.  This individual does not serve as an executive officer of Enterprise GP, EPCO or any of their respective affiliates, and such individual’s compensation and other terms of employment are determined on a basis consistent with EPCO’s human resources policies.  For 2024, this individual earned total compensation from EPCO of $985 thousand.

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

	For the Year Ended December 31,
	2024	2023
Audit fees (1)	$5,845,200	$5,361,633

(1)	Audit fees for 2024 and 2023 include $99,500 and $42,500, respectively, of charges for audit-related projects that were reimbursed by business partners.

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

4.74
Form of Global Note representing $1.4 billion principal amount of 5.55% Senior Notes due 2055 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed August 8, 2024).

4.75
Replacement Capital Covenant, dated October 27, 2009, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.9 to Form 8-K filed October 28, 2009).

4.76
Amendment to Replacement Capital Covenants, dated May 6, 2015, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.59 to Form 10-Q filed May 8, 2015).

4.77
Indenture, dated February 20, 2002, by and among TEPPCO Partners, L.P., as Issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as Subsidiary Guarantors, and First Union National Bank, NA, as Trustee (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by TEPPCO Partners, L.P. on February 20, 2002).

4.78
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

4.79
Full Release of Guarantee, dated July 31, 2006, by Wachovia Bank, National Association, as Trustee, in favor of Jonah Gas Gathering Company (incorporated by reference to Exhibit 4.8 to the Form 10-Q filed by TEPPCO Partners, L.P. on November 7, 2006).

4.80
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

4.82
Full Release of Guarantee, dated November 23, 2009, of TE Products Pipeline Company, LLC, TCTM, L.P., TEPPCO Midstream Companies, LLC and Val Verde Gas Gathering Company, L.P. by U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.64 to Form 10-K filed March 1, 2010).

4.83
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

4.84
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

4.85
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

4.86
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

4.87
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

10.6
Guaranty Agreement, dated as of March 29, 2024, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 29, 2024).

10.7
Revolving Credit Agreement, dated as of March 31, 2023, by and among Enterprise Products Operating LLC, as Borrower, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and certain financial institutions named therein, as Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 31, 2023).

10.8
Guaranty Agreement, dated as of March 31, 2023, by Enterprise Products Partners L.P. in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed March 31, 2023).

10.9
Series A Cumulative Convertible Preferred Unit Purchase Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2020).

10.10
Securities Exchange Agreement, dated as of September 30, 2020, by and between Enterprise Products Partners L.P. and OTA Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 1, 2020).

10.11
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

19.1#	Enterprise Products Partners L.P. Insider Trading Policy.
21.1#	List of Consolidated Subsidiaries as of February 1, 2025.
22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at December 31, 2024.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K.
31.3#	Sarbanes-Oxley Section 302 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s annual report on Form 10-K.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K.
32.3#	Sarbanes-Oxley Section 906 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s annual report on Form 10-K.
97.1	Enterprise Products Partners L.P. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to Form 10-K filed February 28, 2024).
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

ITEM 16.  FORM 10-K SUMMARY.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2025.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President and Chief Financial Officer of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 28, 2025.

Signature	Title (Position with Enterprise Products Holdings LLC)
/s/ Randa Duncan Williams	Director and Chairman of the Board
Randa Duncan Williams
/s/ Richard H. Bachmann	Director and Vice-Chairman of the Board
Richard H. Bachmann
/s/ A. James Teague	Director and Co-Chief Executive Officer
A. James Teague
/s/ W. Randall Fowler	Director and Co-Chief Executive Officer
W. Randall Fowler
/s/ Harry P. Weitzel	Director and Executive Vice President, General Counsel and Secretary
Harry P. Weitzel
/s/ Carin M. Barth	Director
Carin M. Barth
/s/ Murray E. Brasseux	Director
Murray E. Brasseux
/s/ Rebecca G. Followill	Director
Rebecca G. Followill
/s/ James T. Hackett	Director
James T. Hackett
/s/ William C. Montgomery	Director
William C. Montgomery
/s/ John R. Rutherford	Director
John R. Rutherford
/s/ R. Daniel Boss	Executive Vice President and Chief Financial Officer
R. Daniel Boss

Item 8.  Financial Statements and Supplementary Data.

ENTERPRISE PRODUCTS PARTNERS L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enterprise Products Holdings LLC and
Unitholders of Enterprise Products Partners L.P.
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related statements of consolidated operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Long-lived assets, which consists of intangible assets with finite useful lives (“intangible assets”) and property, plant and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of December 31, 2024, the carrying value of the Company’s property, plant and equipment, net was $49,062 million and intangible assets, net was $4,005 million.

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
February 28, 2025
We have served as the Company’s auditor since 1997.

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$583	$180
Restricted cash	255	140
Accounts receivable – trade, net of allowance for credit losses of $38 at December 31, 2024 and $35 at December 31, 2023	9,236	7,765
Accounts receivable – related parties	4	7
Inventories (see Note 3)	3,955	3,352
Derivative assets (see Note 14)	534	347
Prepaid and other current assets	566	457
Total current assets	15,133	12,248
Property, plant and equipment, net (see Note 4)	49,062	45,804
Investments in unconsolidated affiliates (see Note 5)	2,259	2,330
Intangible assets, net (see Note 6)	4,005	3,770
Goodwill (see Note 6)	5,712	5,608
Other assets	997	1,222
Total assets	$77,168	$70,982

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,150	$1,300
Accounts payable – trade	1,227	1,195
Accounts payable – related parties	198	199
Accrued product payables	10,777	8,911
Accrued interest	536	455
Derivative liabilities (see Note 14)	471	396
Other current liabilities	818	675
Total current liabilities	15,177	13,131
Long-term debt (see Note 7)	30,746	27,448
Deferred tax liabilities (see Note 16)	656	611
Other long-term liabilities	950	984
Commitments and contingent liabilities (see Note 17)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,687 units outstanding at December 31, 2024 and 50,412 units outstanding at December 31, 2023)	50	49
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,165,699,962 units issued and outstanding at December 31, 2024 and 2,168,245,238 units issued and outstanding at December 31, 2023)	29,793	28,663
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	236	307
Total partners’ equity	28,732	27,673
Noncontrolling interests in consolidated subsidiaries	857	1,086
Total equity	29,589	28,759
Total liabilities, preferred units, and equity	$77,168	$70,982

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Year Ended December 31,
	2024	2023	2022
Revenues:
Third parties	$56,161	$49,654	$58,127
Related parties	58	61	59
Total revenues (see Note 9)	56,219	49,715	58,186
Costs and expenses:
Operating costs and expenses:
Third party and other costs	47,554	41,632	50,160
Related parties	1,491	1,385	1,342
Total operating costs and expenses	49,045	43,017	51,502
General and administrative costs:
Third party and other costs	78	75	85
Related parties	166	156	156
Total general and administrative costs	244	231	241
Total costs and expenses (see Note 10)	49,289	43,248	51,743
Equity in income of unconsolidated affiliates	408	462	464
Operating income	7,338	6,929	6,907
Other income (expense):
Interest expense	(1,352)	(1,269)	(1,244)
Interest income	47	27	11
Other, net	2	14	23
Total other expense, net	(1,303)	(1,228)	(1,210)
Income before income taxes	6,035	5,701	5,697
Provision for income taxes (see Note 16)	(65)	(44)	(82)
Net income	5,970	5,657	5,615
Net income attributable to noncontrolling interests (see Note 8)	(69)	(125)	(125)
Net income attributable to preferred units (see Note 8)	(4)	(3)	(3)
Net income attributable to common unitholders	$5,897	$5,529	$5,487

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$2.69	$2.52	$2.50

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in millions)

	For the Year Ended December 31,
	2024	2023	2022
Net income	$5,970	$5,657	$5,615
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	115	93	254
Reclassification of gains to net income	(178)	(110)	(220)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	(2)	(36)	26
Reclassification of losses (gains) to net income	(6)	(5)	19
Total cash flow hedges	(71)	(58)	79
Total other comprehensive income (loss)	(71)	(58)	79
Comprehensive income	5,899	5,599	5,694
Comprehensive income attributable to noncontrolling interests	(69)	(125)	(125)
Comprehensive income attributable to preferred units (see Note 8)	(4)	(3)	(3)
Comprehensive income attributable to common unitholders	$5,826	$5,471	$5,566

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$5,970	$5,657	$5,615
Reconciliation of net income to net cash flow provided by operating activities:
Depreciation and accretion	1,987	1,871	1,797
Amortization of intangible assets	207	201	177
Amortization of major maintenance costs for reaction-based plants	59	64	51
Other amortization expense	220	207	220
Impairment of assets other than goodwill (see Notes 2 and 4)	57	32	53
Equity in income of unconsolidated affiliates	(408)	(462)	(464)
Distributions received from unconsolidated affiliates attributable to earnings	406	446	446
Net losses (gains) attributable to asset sales and related matters	2	(10)	1
Deferred income tax expense	45	12	60
Change in fair market value of derivative instruments	(20)	33	78
Non-cash expense related to long-term operating leases (see Note 17)	95	72	59
Net effect of changes in operating accounts (see Note 19)	(506)	(555)	(54)
Other operating activities	1	1	–
Net cash flow provided by operating activities	8,115	7,569	8,039
Investing activities:
Capital expenditures	(4,544)	(3,266)	(1,964)
Cash used for business combinations, net of cash received (see Note 12)	(949)	–	(3,204)
Investments in unconsolidated affiliates	–	(2)	(1)
Distributions received from unconsolidated affiliates attributable to the return of capital	77	42	98
Proceeds from asset sales and other matters (see Note 19)	14	42	122
Other investing activities	(31)	(13)	(5)
Net cash flow used in investing activities	(5,433)	(3,197)	(4,954)
Financing activities:
Borrowings under debt agreements	53,715	89,899	96,140
Repayments of debt	(50,546)	(89,447)	(97,395)
Debt issuance costs	(44)	(17)	(1)
Monetization of interest rate derivative instruments (see Note 14)	(33)	21	–
Cash distributions paid to common unitholders (see Note 8)	(4,512)	(4,301)	(4,095)
Cash payments made in connection with distribution equivalent rights	(43)	(38)	(34)
Cash distributions paid to noncontrolling interests (see Note 8)	(106)	(160)	(163)
Cash contributions from noncontrolling interests (see Note 8)	90	44	7
Repurchase of common units under 2019 Buyback Program (see Note 8)	(219)	(188)	(250)
Acquisition of noncontrolling interests	(400)	(10)	–
Other financing activities	(66)	(61)	(53)
Net cash flow used in financing activities	(2,164)	(4,258)	(5,844)
Net change in cash and cash equivalents, including restricted cash	518	114	(2,759)
Cash and cash equivalents, including restricted cash, January 1	320	206	2,965
Cash and cash equivalents, including restricted cash, December 31	$838	$320	$206

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED EQUITY
(See Note 8 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2021	$26,340	$(1,297)	$286	$1,110	$26,439
Net income	5,487	–	–	125	5,612
Cash distributions paid to common unitholders	(4,095)	–	–	–	(4,095)
Cash payments made in connection with distribution equivalent rights	(34)	–	–	–	(34)
Cash distributions paid to noncontrolling interests	–	–	–	(163)	(163)
Cash contributions from noncontrolling interests	–	–	–	7	7
Repurchase and cancellation of common units under 2019 Buyback Program	(250)	–	–	–	(250)
Amortization of fair value of equity-based awards	156	–	–	–	156
Cash flow hedges	–	–	79	–	79
Other, net	(49)	–	–	–	(49)
Balance, December 31, 2022	27,555	(1,297)	365	1,079	27,702
Net income	5,529	–	–	125	5,654
Cash distributions paid to common unitholders	(4,301)	–	–	–	(4,301)
Cash payments made in connection with distribution equivalent rights	(38)	–	–	–	(38)
Cash distributions paid to noncontrolling interests	–	–	–	(160)	(160)
Cash contributions from noncontrolling interests	–	–	–	44	44
Repurchase and cancellation of common units under 2019 Buyback Program	(188)	–	–	–	(188)
Amortization of fair value of equity-based awards	170	–	–	–	170
Acquisition of noncontrolling interests	(8)	–	–	(2)	(10)
Cash flow hedges	–	–	(58)	–	(58)
Other, net	(56)	–	–	–	(56)
Balance, December 31, 2023	28,663	(1,297)	307	1,086	28,759
Net income	5,897	–	–	69	5,966
Cash distributions paid to common unitholders	(4,512)	–	–	–	(4,512)
Cash payments made in connection with distribution equivalent rights	(43)	–	–	–	(43)
Cash distributions paid to noncontrolling interests	–	–	–	(106)	(106)
Cash contributions from noncontrolling interests	–	–	–	90	90
Repurchase and cancellation of common units under 2019 Buyback Program	(219)	–	–	–	(219)
Amortization of fair value of equity-based awards	187	–	–	–	187
Acquisition of noncontrolling interests	(118)	–	–	(282)	(400)
Cash flow hedges	–	–	(71)	–	(71)
Other, net	(62)	–	–	–	(62)
Balance, December 31, 2024	$29,793	$(1,297)	$236	$857	$29,589
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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at December 31, 2024.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our allowance for credit losses activity for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$35	$54	$53
Charged to costs and expenses	3	1	6
Charged to other accounts	–	–	1
Deductions	–	(20)	(6)
Balance at end of period	$38	$35	$54

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

	December 31,
	2024	2023
Cash and cash equivalents	$583	$180
Restricted cash	255	140
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$838	$320

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

For the year ended December 31, 2024 and 2023, our environmental reserves totaled $9 million and $4 million, respectively.

Estimates

Preparing our consolidated financial statements in conformity with GAAP requires us to make estimates that affect amounts presented in the financial statements.  Our most significant estimates relate to (i) the useful lives and depreciation/amortization methods used for fixed and identifiable intangible assets; (ii) measurement of fair value and projections used in impairment testing of fixed and intangible assets (including goodwill); and (iii) revenue and expense accruals.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment Testing

The following table summarizes our asset impairment charges by type as presented on our Statements of Consolidated Cash Flows for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Impairment charges reflected in operating costs and expenses:
Property, plant and equipment	$50	$18	$41
Other (1)	7	12	12
Total asset impairment charges in operating costs and expenses (2)	57	30	53
Other property, plant and equipment impairment charges (3)	–	2	–
Total asset impairment charges	$57	$32	$53

(1)	Primarily represents the write-down of surplus materials classified as “Other assets” on our Consolidated Balance Sheets.
(2)	Amounts presented are a component of “Third party and other costs” within the “Operating costs and expenses” section of our Statements of Consolidated Operations.
(3)	Amounts presented are a component of “Third party and other costs” within the “General and administrative costs” section of our Statements of Consolidated Operations.

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

•
Impairment Testing for Investments in Unconsolidated Affiliates. We evaluate our equity method investments for impairment when there are events or changes in circumstances that indicate there is a potential loss in value of the investment attributable to an other-than-temporary decline.  Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity’s industry.  In the event we determine that the value of an investment is not recoverable due to an other-than-temporary decline, we record a non-cash impairment charge to adjust the carrying value of the investment to its estimated fair value.  We did not record any non-cash impairment charges related to our equity method investments during the years ended December 31, 2024, 2023 or 2022.  See Note 5 for information regarding our equity method investments.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We determine the fair value of each reporting unit using accepted valuation techniques, primarily through the use of discounted cash flows (i.e., an income approach to fair value) supplemented by market-based assessments, if available.  The estimated fair values of our reporting units incorporate assumptions regarding the future economic prospects of the assets and operations that comprise each reporting unit including: (i) discrete financial forecasts for the assets comprising the reporting unit, which, in turn, rely on management’s estimates of long-term operating margins, throughput volumes, capital investments and similar factors; (ii) long-term growth rates for the reporting unit’s cash flows beyond the discrete forecast period; and (iii) appropriate discount rates.  The fair value estimates are based on Level 3 inputs of the fair value hierarchy.  We believe that the assumptions we use in estimating reporting unit fair values are consistent with those that market participants would use in their fair value estimation process.  However, due to uncertainties in the estimation process and volatility in the supply and demand for hydrocarbons and similar risk factors, actual results could differ significantly from our estimates.  Based on our most recent goodwill impairment test at December 31, 2024, the estimated fair value of each of our reporting units was substantially in excess of its carrying value (i.e., by at least 10%).

We did not record any non-cash goodwill impairment charges during the years ended December 31, 2024, 2023 or 2022.  See Note 6 for additional information regarding our goodwill.

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

See Note 17 for our disclosures regarding our lease obligations.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	December 31,
	2024	2023
NGLs	$2,768	$2,392
Petrochemicals and refined products	652	536
Crude oil	523	419
Natural gas	12	5
Total	$3,955	$3,352

In those instances where we take ownership of inventory volumes through percent-of-liquids contracts and similar arrangements (as opposed to outright purchases from third parties for cash), these volumes are valued at market-based prices during the month in which they are acquired.

The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Cost of sales (1)	$42,580	$37,023	$45,836
Lower of cost or net realizable value adjustments recognized in cost of sales	9	31	19

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life	December 31,
	in Years	2024	2023
Plants, pipelines and facilities (1)(5)	3-45	$60,716	$57,983
Underground and other storage facilities (2)(6)	5-40	4,704	4,401
Transportation equipment (3)	3-10	272	242
Marine vessels (4)	15-30	949	935
Land		424	411
Construction in progress		4,138	2,245
Subtotal		71,203	66,217
Less accumulated depreciation		22,330	20,462
Subtotal property, plant and equipment, net		48,873	45,755
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)		189	49
Property, plant and equipment, net		$49,062	$45,804

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  On a weighted-average basis, the expected remaining amortization period for these costs is 3.4 years.

The following table summarizes our depreciation expense and capitalized interest amounts for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Depreciation expense (1)	$1,974	$1,860	$1,779
Capitalized interest (2)	121	106	90

(1)	Depreciation expense is a component of “Third party and other costs” within “Costs and expenses” as presented on our Statements of Consolidated Operations.
(2)	Capitalized interest is a component of “Interest expense” as presented on our Statements of Consolidated Operations.

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

Property, plant and equipment at December 31, 2024 and 2023 includes $134 million and $109 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding our AROs for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
ARO liability beginning balance	$225	$234	$176
Liabilities incurred (1)	1	5	20
Revisions in estimated cash flows (2)	30	(12)	30
Liabilities settled (3)	(4)	(13)	(10)
Accretion expense (4)	13	11	18
ARO liability ending balance	$265	$225	$234

(1)	Represents the initial recognition of estimated ARO liabilities during the period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during the period.
(3)	Represents cash payments to settle ARO liabilities during the period.
(4)	Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $265 million total ARO liability recorded at December 31, 2024, $6 million was reflected as a current liability and $259 million as a long-term liability.

The following table presents our forecast of ARO-related accretion expense for the years indicated:

2025	2026	2027	2028	2029
$15	$16	$17	$18	$19

Impairments of Property, Plant and Equipment

The following table presents our non-cash asset impairment charges involving property, plant and equipment by business segment for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
NGL Pipelines & Services	$28	$12	$23
Crude Oil Pipelines & Services	–	1	3
Natural Gas Pipelines & Services	7	5	6
Petrochemical & Refined Products Services	15	2	9
Total impairment charges for property, plant and equipment	$50	$20	$41

Our impairment charges for the years ended December 31, 2024, 2023 and 2022 are attributable to the complete write-off of assets that are no longer expected to be used or constructed.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated. We account for these investments using the equity method.

	Ownership Interest at December 31,	December 31,
	2024	2024	2023
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$24	$24
K/D/S Promix, L.L.C. (“Promix”)	50%	22	25
Baton Rouge Fractionators LLC (“BRF”)	32.2%	12	13
Skelly-Belvieu Pipeline Company, L.L.C. (“Skelly-Belvieu”)	50%	25	26
Texas Express Pipeline LLC (“Texas Express”)	35%	299	303
Texas Express Gathering LLC (“TEG”)	45%	33	35
Front Range Pipeline LLC (“Front Range”)	33.3%	183	186
Total NGL Pipelines & Services		598	612
Crude Oil Pipelines & Services:
Seaway Crude Holdings LLC (“Seaway”)	50%	1,147	1,192
Eagle Ford Pipeline LLC (“Eagle Ford Crude Oil Pipeline”)	50%	368	373
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Corpus Christi”)	50%	113	116
Total Crude Oil Pipelines & Services		1,628	1,681
Natural Gas Pipelines & Services:
White River Hub, LLC (“White River Hub”)	50%	16	17
Old Ocean Pipeline, LLC (“Old Ocean”)	50%	14	16
Total Natural Gas Pipelines & Services		30	33
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator LLC (“BRPC”)	30%	1	2
Transport 4, LLC (“Transport 4”)	25%	2	2
Total Petrochemical & Refined Products Services		3	4
Total investments in unconsolidated affiliates		$2,259	$2,330

NGL Pipelines & Services

The principal business activity of each investee included in our NGL Pipelines & Services segment is described as follows:

•	VESCO owns the Venice natural gas processing facility and a related gathering system located in south Louisiana.

•	Promix owns an NGL fractionation facility and a related gathering system located in south Louisiana.

•	BRF owns an NGL fractionation facility located in south Louisiana.

•	Skelly-Belvieu owns a pipeline that transports mixed NGLs from Skellytown, Texas to Chambers County, Texas.

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

•	Eagle Ford Corpus Christi owns a marine crude oil terminal located in Corpus Christi, Texas that can load ocean-going vessels with either crude oil or condensate.

Natural Gas Pipelines & Services

The principal business activity of each investee included in our Natural Gas Pipelines & Services segment is described as follows:

•	White River Hub owns a natural gas hub facility serving producers in the Piceance Basin of northwest Colorado.

•	Old Ocean owns a natural gas pipeline that extends from near Maypearl, Texas to Sweeny, Texas.

Petrochemical & Refined Products Services

The principal business activity of each investee included in our Petrochemical & Refined Products Services segment is described as follows:

•	BRPC owns a propylene fractionation facility located in south Louisiana.

•	Transport 4 provides pipeline and terminal logistics services used by our refined products pipelines.

Equity Earnings

The following table presents our equity in income of unconsolidated affiliates by business segment for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
NGL Pipelines & Services	$117	$133	$149
Crude Oil Pipelines & Services	285	320	308
Natural Gas Pipelines & Services	5	6	5
Petrochemical & Refined Products Services	1	3	2
Total	$408	$462	$464

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	December 31, 2024			December 31, 2023
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(276)	$173	$449	$(263)	$186
Contract-based intangibles	754	(141)	613	752	(110)	642
Segment total	1,203	(417)	786	1,201	(373)	828
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(627)	1,568	2,195	(530)	1,665
Contract-based intangibles	283	(278)	5	283	(275)	8
Segment total	2,478	(905)	1,573	2,478	(805)	1,673
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,351	(663)	688	1,351	(625)	726
Contract-based intangibles	1,081	(227)	854	641	(209)	432
Segment total	2,432	(890)	1,542	1,992	(834)	1,158
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(92)	89	181	(86)	95
Contract-based intangibles	45	(30)	15	45	(29)	16
Segment total	226	(122)	104	226	(115)	111
Total intangible assets	$6,339	$(2,334)	$4,005	$5,897	$(2,127)	$3,770

The following table presents the amortization expense of our intangible assets by business segment for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
NGL Pipelines & Services	$44	$40	$36
Crude Oil Pipelines & Services	100	103	84
Natural Gas Pipelines & Services	56	51	50
Petrochemical & Refined Products Services	7	7	7
Total	$207	$201	$177

The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated:

2025	2026	2027	2028	2029
$218	$215	$209	$198	$199

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

At December 31, 2024, the carrying value of our portfolio of customer relationship intangible assets was $2.5 billion, the principal components of which were as follows:

a	Weighted Average Remaining Amortization Period	December 31, 2024
		Gross Value	Accumulated Amortization	Carrying Value
Basin-specific customer relationships:
EFS Midstream (acquired 2015)	17.4 years	$1,410	$(407)	$1,003
State Line and Fairplay (acquired 2010)	22.2 years	895	(328)	567
San Juan Gathering (acquired 2004)	14.8 years	331	(274)	57
General customer relationships:
Oiltanking (acquired 2014)	19.0 years	1,193	(340)	853

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

Contract-based intangible assets
Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations. These intangible assets are typically valued using an income approach that incorporate the terms of the agreements.  At December 31, 2024, the carrying value of our portfolio of contract-based intangible assets was $1.5 billion, the principal components of which were as follows:

a	Weighted Average Remaining Amortization Period	December 31, 2024
		Gross Value	Accumulated Amortization	Carrying Value
Midland Basin customer contracts	27.0 years	$989	$(77)	$912
Pinon Midstream customer contracts	24.0 years	435	(2)	433
Jonah natural gas gathering agreements	17.0 years	224	(187)	37
Delaware Basin natural gas processing contracts	1.9 years	82	(58)	24

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
• The Midland Basin customer contracts, which we acquired in connection with our acquisition of Navitas Midstream Partners, LLC (“Navitas Midstream”) in February 2022, represents the estimated value we assigned to the acquired long-term contracts with customers that dedicate future lease production to our system.  The estimated fair value of the acquired contract-based intangible assets was determined using an income approach, specifically a discounted cash flow analysis.  The fair value estimate incorporates Level 3 inputs including: (i) management’s long-term forecast of cash flows generated by the Midland Basin System based on the estimated economic life of the hydrocarbon resource basin served and resource depletion rates; and (ii) a discount rate of 15.5%, which is based on a benchmarking analysis with reference to the implied rate of return on the Navitas Midstream acquisition and a market participant weighted average cost of capital.  The estimated useful life of the acquired contract-based intangible asset is 30 years.  Amortization expense attributable to these contracts is recorded using a units-of-production method based on gathering volumes.

•
The Pinon Midstream customer contracts, which we acquired in connection with our acquisition of Pinon Midstream, LLC (“Pinon Midstream”) in October 2024, represents the estimated value we assigned to the acquired long-term contracts with customers that are expected to renew at similar commercial terms.  Amortization expense attributable to these contracts is recorded using a units-of-production method based on gathering volumes.

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

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of their net assets at acquisition.  The following table presents changes in the carrying amount of goodwill by business segment during the periods indicated:

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2022 (1)	$2,811	$1,841	$–	$956	$5,608
Balance at December 31, 2023 (1)	2,811	1,841	–	956	5,608
Goodwill related to acquisition (2)	29	–	75	–	104
Balance at December 31, 2024 (1)	$2,840	$1,841	$75	$956	$5,712

(1)
Balances are presented net of historical accumulated impairment losses of $296 million for the Natural Gas Pipelines & Service segment and $1 million for the Petrochemical & Refined Products Services segment.  There have been no goodwill impairment charges recognized for the reporting units within the NGL Pipelines & Services and Crude Oil Pipelines & Services segments.

(2)
This amount represents the goodwill recognized in connection with our acquisition of Pinon Midstream in October 2024.  In general, we attribute this goodwill to our ability to expand the acquired sour gas gathering and treating system as well as our ability to leverage the acquired business with our existing NGL asset base to create future business opportunities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	December 31,
	2024	2023
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$–	$450
Senior Notes JJ, 3.90% fixed-rate, due February 2024	–	850
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150	1,150
March 2024 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2025 (1)	–	–
Senior Notes FFF, 5.05% fixed-rate, due January 2026	750	750
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
Senior Notes HHH, 4.60% fixed-rate, due January 2027	1,000	–
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2028 (2)	–	–
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	1,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes III, 4.85% fixed-rate, due January 2034	1,000	–
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes JJJ, 4.95% fixed-rate, due February 2035	1,100	–
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes KKK, 5.55% fixed-rate, due February 2055	1,400	–
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	29,925	26,725
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)(7)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)(7)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)(7)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)(7)	700	700
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (3)(7)(8)	–	14
Total principal amount of senior and junior debt obligations	32,207	29,021
Other, non-principal amounts	(311)	(273)
Less current maturities of debt	(1,150)	(1,300)
Total long-term debt	$30,746	$27,448

(1)	Under the terms of the agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election provided certain conditions are met).
(2)	Under the terms of the agreement, EPO may borrow up to $2.7 billion (which may be increased by up to $500 million to $3.2 billion at EPO’s election provided certain conditions are met).
(3)	Variable rate is reset quarterly and based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus (a) a 0.26161% tenor spread adjustment and (b) 2.778%.
(4)	Variable rate is reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.986%.
(5)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 3.033%.
(6)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.57%.
(7)
Effective July 1, 2023, all series of our junior subordinated notes subject to a variable interest rate replaced the 3-month London Interbank Offered Rate (“LIBOR”) with 3-month CME Term SOFR plus a 0.26161% tenor spread adjustment.

(8)
In December 2024, an affiliate of Enterprise redeemed all of the $14 million outstanding principal amount of TEPPCO Junior Subordinated Notes at par (i.e. at a redemption price equal to the outstanding principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon) using cash on hand.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

Variable Interest Rates
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the year ended December 31, 2024:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	4.68% to 5.50%	5.44%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	7.51% to 8.42%	8.23%
EPO Junior Subordinated Notes D	7.73% to 8.64%	8.42%

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

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at December 31, 2024 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2025	2026	2027	2028	2029	Thereafter
Senior Notes	$29,925	$1,150	$1,625	$1,575	$1,000	$1,250	$23,325
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$32,207	$1,150	$1,625	$1,575	$1,000	$1,250	$25,607

EPO Debt Obligations

Commercial Paper Notes
EPO maintains a commercial paper program under which it may issue (and have outstanding at any time) up to $3.0 billion in aggregate principal amount of short-term notes.  As a back-stop to the program, we intend to maintain a minimum aggregate available borrowing capacity under EPO’s revolving credit facilities equal to the aggregate amount outstanding under our commercial paper notes.  All commercial paper notes issued under the program are senior unsecured obligations of EPO that are unconditionally guaranteed by the Partnership.  As of December 31, 2024, EPO had no short-term notes outstanding under its commercial paper program.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 2024 $1.5 Billion 364-Day Revolving Credit Agreement
In March 2024, EPO entered into a new $1.5 billion 364-Day Revolving Credit Agreement (the “March 2024 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement.  As of December 31, 2024, there were no principal amounts outstanding under the March 2024 $1.5 Billion 364-Day Revolving Credit Agreement.

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

The March 2024 $1.5 Billion 364-Day Revolving Credit Agreement is scheduled to mature in March 2025.  EPO expects to renew this credit agreement during the first quarter of 2025.

March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement
In March 2023, EPO entered into a new revolving credit agreement that matures in March 2028 (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”).  The March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2026.  As of December 31, 2024, there were no principal amounts outstanding under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Notes
EPO’s fixed-rate senior notes are unsecured obligations of EPO that rank equal with its existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  EPO’s senior notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict its ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.  In total, EPO issued $4.5 billion and $1.75 billion of senior notes during the years ended December 31, 2024 and 2023, respectively.  EPO did not issue any senior notes during the year ended December 31, 2022.

In January 2024, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of senior notes due January 2027 (“Senior Notes HHH”) and (ii) $1.0 billion principal amount of senior notes due January 2034 (“Senior Notes III”).  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of our $850 million principal amount of 3.90% Senior Notes JJ at their maturity in February 2024 and amounts outstanding under our commercial paper program).

In August 2024, EPO issued $2.5 billion aggregate principal amount of senior notes comprised of (i) $1.1 billion principal amount of senior notes due February 2035 (“Senior Notes JJJ”) and (ii) $1.4 billion principal amount of senior notes due February 2055 (“Senior Notes KKK”).  Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of our $1.15 billion principal amount of 3.75% Senior Notes MM at their maturity in February 2025).  EPO’s senior notes are unconditionally guaranteed on an unsecured and unsubordinated basis by the Partnership.

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

Letters of Credit

At December 31, 2024, EPO had $28 million of letters of credit outstanding primarily related to our insurance program.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at December 31, 2024.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2021:

Common units outstanding at December 31, 2021	2,176,379,587
Common unit repurchases under 2019 Buyback Program	(10,166,923)
Common units issued in connection with the vesting of phantom unit awards, net	4,571,333
Other	22,350
Common units outstanding at December 31, 2022	2,170,806,347
Common unit repurchases under 2019 Buyback Program	(7,244,540)
Common units issued in connection with the vesting of phantom unit awards, net	4,662,539
Other	20,892
Common units outstanding at December 31, 2023	2,168,245,238
Common unit repurchases under 2019 Buyback Program	(7,556,210)
Common units issued in connection with the vesting of phantom unit awards, net	4,990,360
Other	20,574
Common units outstanding at December 31, 2024	2,165,699,962

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

Registration Statements
We have a universal shelf registration statement on file (the “2024 Shelf”) with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.  The 2024 Shelf replaced our prior universal shelf registration statement, which expired in November 2024.

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the three years ended December 31, 2024.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of December 31, 2024.

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

The Partnership repurchased 7,556,210, 7,244,540 and 10,166,923 common units under the 2019 Buyback Program through open market purchases during the years ended December 31, 2024, 2023 and 2022, respectively.  The total cost of these repurchases, including commissions and fees, was $219 million, $188 million and $250 million, respectively.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At December 31, 2024, the remaining available capacity under the 2019 Buyback Program was $863 million.

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

We have the sole discretion to determine whether common units purchased under the DRIP and EUPP will come from our authorized but unissued common units or from common units purchased on the open market by each plan’s administrator.  During each of the years ended December 31, 2024, 2023 and 2022, the Partnership used common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP.  This election is subject to change in future quarters depending on the Partnership’s need for equity capital.  Agents of the Partnership purchased 6,538,068, 6,560,588 and 6,392,846 common units on the open market and delivered them to participants in the DRIP and EUPP during the years ended December 31, 2024, 2023 and 2022, respectively.  Apart from $3 million attributable to the plan discount available to all participants in the EUPP during each of the years ended December 31, 2024, 2023 and 2022, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We used open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution paid on February 14, 2025.

After taking into account the number of common units delivered under the DRIP through December 31, 2024, we have the capacity to deliver an additional 29,296,008 common units under this plan.  Likewise, we have the capacity to deliver an additional 13,783,146 common units under the EUPP.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,990,360, 4,662,539 and 4,571,333 new common units to employees in connection with the vesting of phantom unit awards during the years ended December 31, 2024, 2023 and 2022, respectively.  See Note 13 for information regarding our phantom unit awards.

Redeemable Preferred Limited Partner Interests

The following table summarizes changes in the number of our preferred units outstanding since December 31, 2021:

Preferred units outstanding at December 31, 2021, December 31, 2022 and December 31, 2023	50,412
Paid in-kind distribution to third party	275
Preferred units outstanding at December 31, 2024	50,687

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

During the year ended December 31, 2024, the Partnership made quarterly distributions to its preferred unitholders valued at $4 million, consisting of PIK distributions of 275 new preferred units and $3 million in cash.

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

Our Consolidated Balance Sheet at December 31, 2024 presents the capital accounts of the third-party purchasers of the preferred units as mezzanine equity since the terms of the preferred units allow for cash redemption by the holders in a Change of Control event, without regard to the likelihood of such an event.  The preferred units held by OTA are presented as treasury units in consolidation since their ultimate disposition remains under the control of the Partnership.

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

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2022	$171	$192	$2	$365
Other comprehensive income (loss) for period, before reclassifications	93	(36)	–	57
Reclassification of losses (gains) to net income during period	(110)	(5)	–	(115)
Total other comprehensive income (loss) for period	(17)	(41)	–	(58)
Accumulated Other Comprehensive Income (Loss), December 31, 2023	154	151	2	307
Other comprehensive income (loss) for period, before reclassifications	115	(2)	–	113
Reclassification of losses (gains) to net income during period	(178)	(6)	–	(184)
Total other comprehensive income (loss) for period	(63)	(8)	–	(71)
Accumulated Other Comprehensive Income (Loss), December 31, 2024	$91	$143	$2	$236

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the years indicated:

		For the Year Ended December 31,
Losses (gains) on cash flow hedges:	Location	2024	2023
Interest rate derivatives	Interest expense	$(6)	$(5)
Commodity derivatives	Revenue	(249)	(106)
Commodity derivatives	Operating costs and expenses	71	(4)
Total		$(184)	$(115)

For information regarding our interest rate and commodity derivative instruments, see Note 14.

Noncontrolling Interests

Noncontrolling interests represent third party ownership interests in our consolidated subsidiaries.  The following table presents the components of noncontrolling interests as reported on our Consolidated Balance Sheets at the dates indicated:

	At December 31,
Consolidated Subsidiary	2024	2023
Breviloba LLC (“Breviloba”)(1)	$423	$436
Whitethorn Pipeline Company LLC (“Whitethorn”)(2)	–	182
Enterprise Navigator Ethylene Terminal LLC (“ENET”)(3)	245	166
Other (4)	189	302
Total noncontrolling interests in consolidated subsidiaries	$857	$1,086

(1)	An affiliate of Kinetik Holdings Inc. owns a noncontrolling 33% equity interest in Breviloba, which owns the Shin Oak NGL Pipeline.
(2)
An affiliate of Western Midstream Partners, LP (“Western Midstream”) previously owned a noncontrolling 20% equity interest in Whitethorn, which owns the Midland-to-Sealy section of our Midland-to-ECHO 1 Pipeline.

(3)	Navigator Ethylene Terminals LLC owns a noncontrolling 50% equity interest in ENET, which owns our ethylene export terminal located at Morgan’s Point on the Houston Ship Channel.
(4)	Primarily represents noncontrolling equity interests in NGL fractionation and pipeline businesses.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net income attributable to noncontrolling interests was $69 million, $125 million and $125 million for the years ended December 31, 2024, 2023 and 2022, respectively.

On February 16, 2024, we acquired the remaining 20% equity interest in Whitethorn and remaining 25% equity interest in Enterprise EF78 LLC (“EF78”) from affiliates of Western Midstream for total cash consideration of $375 million.  We funded the cash consideration using cash on hand and proceeds from the issuance of short-term notes under our commercial paper program.  As a result of these transactions, Whitethorn and EF78 are now our wholly owned subsidiaries.

Additionally, on March 27, 2024, we acquired an additional 15% equity interest in Panola Pipeline Company, LLC (“Panola”) from an affiliate of Western Midstream for $25 million in cash consideration.  We funded the cash consideration using cash on hand.  As a result of this transaction, our equity interest in Panola increased to 70%.

Since we had a controlling interest in each of these entities before and after the acquisitions, the increase in our ownership interest in each entity was accounted for as an equity transaction with no gain or loss recognized

Cash Distributions

The following table presents Enterprise’s declared quarterly cash distribution rates per common unit with respect to the quarter indicated.  Actual cash distributions are paid by Enterprise within 45 days after the end of each fiscal quarter.

	Quarterly Distribution Per Common Unit	Record Date	Payment Date
2022:
1st Quarter	$0.4650	4/29/2022	5/12/2022
2nd Quarter	$0.4750	7/29/2022	8/12/2022
3rd Quarter	$0.4750	10/31/2022	11/14/2022
4th Quarter	$0.4900	1/31/2023	2/14/2023
2023:
1st Quarter	$0.4900	4/28/2023	5/12/2023
2nd Quarter	$0.5000	7/31/2023	8/14/2023
3rd Quarter	$0.5000	10/31/2023	11/14/2023
4th Quarter	$0.5150	1/31/2024	2/14/2024
2024:
1st Quarter	$0.5150	4/30/2024	5/14/2024
2nd Quarter	$0.5250	7/31/2024	8/14/2024
3rd Quarter	$0.5250	10/31/2024	11/14/2024
4th Quarter	$0.5350	1/31/2025	2/14/2025

On January 8, 2025, we announced that the Board declared a quarterly cash distribution of $0.535 per common unit, or $2.14 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the fourth quarter of 2024.  The quarterly distribution was paid on February 14, 2025 to unitholders of record as of the close of business on January 31, 2025.  The total amount paid was $1.17 billion, which includes $11 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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
	For the Year Ended December 31,
	2024	2023	2022
NGL Pipelines & Services:
Sales of NGLs and related products	$17,397	$14,846	$21,307
Segment midstream services:
Natural gas processing and fractionation	1,349	1,278	1,431
Transportation	1,151	1,090	987
Storage and terminals	379	431	534
Total segment midstream services	2,879	2,799	2,952
Total NGL Pipelines & Services	20,276	17,645	24,259
Crude Oil Pipelines & Services:
Sales of crude oil	20,389	18,185	17,301
Segment midstream services:
Transportation	779	744	807
Storage and terminals	412	407	453
Total segment midstream services	1,191	1,151	1,260
Total Crude Oil Pipelines & Services	21,580	19,336	18,561
Natural Gas Pipelines & Services:
Sales of natural gas	1,458	2,373	5,019
Segment midstream services:
Transportation	1,546	1,403	1,241
Total segment midstream services	1,546	1,403	1,241
Total Natural Gas Pipelines & Services	3,004	3,776	6,260
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	10,013	7,689	8,003
Segment midstream services:
Fractionation and isomerization	371	282	222
Transportation, including marine logistics	663	660	585
Storage and terminals	312	327	296
Total segment midstream services	1,346	1,269	1,103
Total Petrochemical & Refined Products Services	11,359	8,958	9,106
Total consolidated revenues	$56,219	$49,715	$58,186

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

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at the dates indicated:

		December 31,
Contract Asset	Location	2024	2023
Unbilled revenue (current amount)	Prepaid and other current assets	$9	$11
Total		$9	$11

		December 31,
Contract Liability	Location	2024	2023
Deferred revenue (current amount)	Other current liabilities	$168	$193
Deferred revenue (noncurrent)	Other long-term liabilities	284	326
Total		$452	$519

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances during the years indicated:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2021	$15	$446
Amount included in opening balance transferred to other accounts during period (1)	(15)	(203)
Amount recorded during period (2)	155	950
Amounts recorded during period transferred to other accounts (1)	(149)	(687)
Other changes	–	(5)
Balance at December 31, 2022	$6	$501
Amount included in opening balance transferred to other accounts during period (1)	(6)	(271)
Amount recorded during period (2)	81	956
Amounts recorded during period transferred to other accounts (1)	(70)	(656)
Other changes	–	(11)
Balance at December 31, 2023	$11	$519
Amount included in opening balance transferred to other accounts during period (1)	(11)	(242)
Amount recorded during period (2)	79	853
Amounts recorded during period transferred to other accounts (1)	(70)	(672)
Other changes	–	(6)
Balance at December 31, 2024	$9	$452

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of December 31, 2024.

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

Period	Fixed Consideration
One Year Ended December 31, 2025	$4,077
One Year Ended December 31, 2026	3,791
One Year Ended December 31, 2027	3,537
One Year Ended December 31, 2028	3,085
One Year Ended December 31, 2029	2,256
Thereafter	9,238
Total	$25,984

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

Financial information regarding these segments is evaluated regularly by our co-chief operating decision makers (“CODMs”) in deciding how to allocate resources and in assessing our operating and financial performance.  The co-principal executive officers of our general partner have been identified as our CODMs.

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

Segment Gross Operating Margin

Our CODMs evaluate segment performance based on our financial measure of gross operating margin.  Gross operating margin is an important performance measure of the core profitability of our operations, forms the basis of our internal financial reporting, and is used by our CODMs on a monthly basis to monitor budgeted versus actual results.  Our CODMs also consider gross operating margin results, in part, when determining how to allocate resources (e.g., employees and capital investments) to each segment, primarily in the annual budget process.  We believe that investors benefit from having access to the same financial measures that our management uses in evaluating segment results.  Gross operating margin is exclusive of other income and expense transactions, income taxes, the cumulative effect of changes in accounting principles and extraordinary charges.  Gross operating margin is presented on a 100% basis before any allocation of earnings to noncontrolling interests.  Our calculation of gross operating margin may or may not be comparable to similarly titled measures used by other companies.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of total segment gross operating margin to income before income taxes for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Total segment gross operating margin	$10,018	$9,376	$9,356
Adjustments to reconcile total segment gross operating margin to income before income taxes (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	(2,343)	(2,215)	(2,107)
Asset impairment charges in operating costs and expenses	(57)	(30)	(53)
Net gains (losses) attributable to asset sales and related matters in operating costs and expenses	(2)	10	(1)
General and administrative costs	(244)	(231)	(241)
Non-refundable payments received from shippers attributable to make-up rights (2)	(75)	(52)	(144)
Subsequent recognition of revenues attributable to make-up rights (3)	41	71	97
Total other expense, net (4)	(1,303)	(1,228)	(1,210)
Income before income taxes	$6,035	$5,701	$5,697

(1)	Excludes amortization of major maintenance costs for reaction-based plants and amortization of finance lease right-of-use assets, which are a component of gross operating margin.
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

(4)	As presented on our Statements of Consolidated Operations, Total other expense, net is comprised of Interest expense, Interest income and Other, net.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

The following tables present segment revenues and significant segment expenses by segment, together with a reconciliation to segment gross operating margin, for the periods indicated:

	For the Year Ended December 31, 2024
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$20,264	$21,546	$2,992	$11,359	$56,161
Revenues from related parties	12	34	12	–	58
Intersegment and intrasegment revenues	48,822	54,415	667	25,352	129,256
Total segment revenues	69,098	75,995	3,671	36,711	185,475
Significant segment expenses:
Cost of sales	61,260	74,098	1,656	33,755	170,769
Variable operating costs and expenses (1)	745	132	73	373	1,323
Fixed operating costs and expenses (2)	1,682	414	676	1,048	3,820
Total significant segment expenses	63,687	74,644	2,405	35,176	175,912
Other segment income (expense):
Equity in income of unconsolidated affiliates	117	285	5	1	408
Other segment items (3)	20	10	6	11	47
Total other segment income (expense), net	137	295	11	12	455
Total segment gross operating margin	$5,548	$1,646	$1,277	$1,547	$10,018

Other financial information:
Capital expenditures	$2,498	$161	$932	$953	$4,544

(1)	Variable operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally fluctuate based on utilization.
(2)	Fixed operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally remain constant independent of utilization.
(3)
Other segment items for each segment primarily represent the following:
• NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights, subsequent recognition of revenues attributable to make-up rights, and other segment expenses.
• Crude Oil Pipelines & Services – Other segment expenses.
• Natural Gas Pipelines & Services – Other segment expenses.
• Petrochemical & Refined Products Services – Other segment expenses.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	For the Year Ended December 31, 2023
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$17,635	$19,300	$3,761	$8,958	$49,654
Revenues from related parties	10	36	15	–	61
Intersegment and intrasegment revenues	45,490	57,122	527	18,882	122,021
Total segment revenues	63,135	76,458	4,303	27,840	171,736
Significant segment expenses:
Cost of sales	56,143	74,437	2,583	24,810	157,973
Variable operating costs and expenses (1)	741	191	59	397	1,388
Fixed operating costs and expenses (2)	1,589	403	595	877	3,464
Total significant segment expenses	58,473	75,031	3,237	26,084	162,825
Other segment income (expense):
Equity in income of unconsolidated affiliates	133	320	6	3	462
Other segment items (3)	103	(40)	5	(65)	3
Total other segment income (expense), net	236	280	11	(62)	465
Total segment gross operating margin	$4,898	$1,707	$1,077	$1,694	$9,376

Other financial information:
Capital expenditures	$1,366	$119	$793	$988	$3,266

(1)	Variable operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally fluctuate based on utilization.
(2)	Fixed operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally remain constant independent of utilization.
(3)
Other segment items for each segment primarily represent the following:
• NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights, subsequent recognition of revenues attributable to make-up rights, and other segment expenses.
• Crude Oil Pipelines & Services – Subsequent recognition of revenues attributable to make-up rights.
• Natural Gas Pipelines & Services – Other segment expenses.
• Petrochemical & Refined Products Services – Other segment expenses.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	For the Year Ended December 31, 2022
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$24,244	$18,548	$6,229	$9,106	$58,127
Revenues from related parties	15	13	31	–	59
Intersegment and intrasegment revenues	65,760	46,625	888	18,304	131,577
Total segment revenues	90,019	65,186	7,148	27,410	189,763
Significant segment expenses:
Cost of sales	82,957	63,325	5,532	24,556	176,370
Variable operating costs and expenses (1)	769	173	54	473	1,469
Fixed operating costs and expenses (2)	1,412	386	532	804	3,134
Total significant segment expenses	85,138	63,884	6,118	25,833	180,973
Other segment income (expense):
Equity in income of unconsolidated affiliates	149	308	5	2	464
Other segment items (3)	112	45	7	(62)	102
Total other segment income (expense), net	261	353	12	(60)	566
Total segment gross operating margin	$5,142	$1,655	$1,042	$1,517	$9,356

Other financial information:
Capital expenditures	$624	$84	$344	$912	$1,964

(1)	Variable operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally fluctuate based on utilization.
(2)	Fixed operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally remain constant independent of utilization.
(3)
Other segment items for each segment primarily represent the following:
• NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights, subsequent recognition of revenues attributable to make-up rights, and other segment expenses.
• Crude Oil Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights, subsequent recognition of revenues attributable to make-up rights, and other segment expenses.
• Natural Gas Pipelines & Services – Other segment expenses.
• Petrochemical & Refined Products Services – Other segment expenses.

Segment revenues include intersegment and intrasegment transactions, which are generally based on transactions made at market-based rates.  Our consolidated revenues reflect the elimination of intercompany transactions.  The following table reconciles total segment revenues as reported in the preceding tables to consolidated revenues as presented on our Statements of Consolidated Operations:

	For the Year Ended December 31,
	2024	2023	2022
Segment revenues:
NGL Pipelines & Services	$69,098	$63,135	$90,019
Crude Oil Pipelines & Services	75,995	76,458	65,186
Natural Gas Pipelines & Services	3,671	4,303	7,148
Petrochemical & Refined Products Services	36,711	27,840	27,410
Total segment revenues	185,475	171,736	189,763
Elimination of intersegment and intrasegment revenues	(129,256)	(122,021)	(131,577)
Total consolidated revenues	$56,219	$49,715	$58,186

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment expenses represent operating costs and expenses exclusive of (i) depreciation, amortization and accretion expenses (excluding amortization of major maintenance costs for reaction-based plants and amortization of finance lease right-of-use assets), (ii) impairment charges, and (iii) gains and losses attributable to asset sales and related matters. Segment expense presented in the tables above include intersegment and intrasegment transactions, which are generally based on transactions made at market-based rates.  Additionally, the significant segment expense categories presented align with the manner in which our CODMs evaluate segment results.  Our consolidated operating costs and expenses are inclusive of the aforementioned adjustments and reflect the elimination of intercompany transactions.

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

The following table presents our segment assets, together with a reconciliation to our consolidated total assets, at the dates indicated:

	December 31,
	2024	2023
NGL Pipelines & Services	$21,900	$21,792
Crude Oil Pipelines & Services	11,390	11,822
Natural Gas Pipelines & Services	12,260	11,210
Petrochemical & Refined Products Services	11,350	10,443
Total segment assets	56,900	55,267
Construction in progress	4,138	2,245
Current assets	15,133	12,248
Other assets	997	1,222
Consolidated total assets	$77,168	$70,982

Segment assets consist of property, plant and equipment (excluding construction-in-progress), investments in unconsolidated affiliates, intangible assets and goodwill.  The carrying values of such amounts are assigned to each segment based on each asset’s or investment’s principal operations and contribution to the gross operating margin of that particular segment.  Since construction-in-progress (a component of property, plant and equipment) does not contribute to segment gross operating margin, such amounts are excluded from segment asset totals until the underlying assets are placed in service.  The remainder of our consolidated total assets, which consist primarily of working capital assets, are excluded from segment assets since these amounts are not attributable to one specific segment.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Consolidated revenues:
NGL Pipelines & Services	$20,276	$17,645	$24,259
Crude Oil Pipelines & Services	21,580	19,336	18,561
Natural Gas Pipelines & Services	3,004	3,776	6,260
Petrochemical & Refined Products Services	11,359	8,958	9,106
Total consolidated revenues	$56,219	$49,715	$58,186

Consolidated costs and expenses:
Operating costs and expenses:
Cost of sales	$42,580	$37,023	$45,836
Other operating costs and expenses (1)	4,004	3,695	3,454
Depreciation, amortization and accretion	2,402	2,279	2,158
Impairment of assets other than goodwill	57	30	53
Net losses (gains) attributable to asset sales and related matters	2	(10)	1
General and administrative costs	244	231	241
Total consolidated costs and expenses	$49,289	$43,248	$51,743

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

Major Customer Information

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  For the years ended December 31, 2024, 2023 and 2022, Vitol Holding B.V. and its affiliates (collectively, “Vitol”) accounted for $6.45 billion, or 11.5%, $7.87 billion, or 15.8%, and $5.92 billion, or 10.2%, respectively, of our consolidated revenues.  Vitol is a global energy and commodity trading company. Revenues earned from Vitol during 2024, 2023 and 2022 are included within each of our four business segments.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$5,897	$5,529	$5,487
Earnings allocated to phantom unit awards (1)	(56)	(50)	(46)
Net income allocated to common unitholders	$5,841	$5,479	$5,441

Basic weighted-average number of common units outstanding	2,169	2,172	2,178

Basic earnings per common unit	$2.69	$2.52	$2.50

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$5,897	$5,529	$5,487
Net income attributable to preferred units	4	3	3
Net income attributable to limited partners	$5,901	$5,532	$5,490

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,169	2,172	2,178
Phantom units (2)	21	20	19
Preferred units (2)	2	2	2
Total	2,192	2,194	2,199

Diluted earnings per common unit	$2.69	$2.52	$2.50

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 13 for information regarding phantom units.
(2)
We use the “if-converted method” to determine the potential dilutive effect of the vesting of phantom unit awards and the conversion of preferred units outstanding.  See Note 8 for information regarding preferred units.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Business Combinations

Acquisition of Pinon Midstream

On October 28, 2024, we acquired Pinon Midstream for $953 million in cash consideration.  We funded this transaction using cash on hand.

Pinon Midstream’s assets include 43 miles of natural gas gathering and redelivery pipelines, five 3-stage compressor stations, 270 million cubic feet per day (“MMcf/d”) of hydrogen sulfide and carbon dioxide treating facilities and two high capacity acid gas injection wells.

The acquisition of Pinon Midstream was accounted for under the acquisition method in accordance with ASC 805, Business Combinations.  The preliminary allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition.  The preliminary allocation was made to major categories of assets and liabilities based on management’s best estimates.

The following table presents the preliminary fair value allocation of assets acquired and liabilities assumed in the acquisition at October 28, 2024 (the effective date of the acquisition).  The allocation is provisional and subject to ongoing efforts to clarify the values assigned to tangible and identifiable intangible assets.

Purchase price for 100% interest in Pinon Midstream	$953
Recognized amounts of identifiable assets acquired and liabilities assumed (1):
Cash and cash equivalents	$4
Property, plant and equipment	410
Contract-based intangible asset	435
Total identifiable net assets	$849
Goodwill	$104

(1)
As part of this transaction, we acquired other assets and assumed liabilities that net to a negligible amount.  Acquired other assets primarily included accounts receivable and ROU assets.  Assumed liabilities primarily included accounts payable and operating lease liabilities.  None of these amounts were considered individually significant.

The estimated fair value of the acquired property, plant and equipment was determined using the cost approach.  The fair value of the property, plant and equipment primarily consisted of personal property of $354 million, real property of $11 million and construction in progress of $45 million.  See Note 4 for additional information regarding our property, plant and equipment.

The contract-based intangible asset represents the estimated value we assigned to the acquired long-term contracts with customers that are expected to renew in approximately 10 years at similar commercial terms. The estimated fair value of the acquired contract-based intangible assets was determined using an income approach, specifically a discounted cash flow analysis. The fair value estimate incorporates Level 3 inputs including: (i) management’s long-term forecast of cash flows generated by Pinon Midstream based on the estimated economic life of the hydrocarbon resource basin served, resource depletion rates, and expected contract renewals; and (ii) a discount rate of 16.5%, which is based on a benchmarking analysis with reference to the implied rate of return on the Pinon Midstream acquisition and a market participant weighted average cost of capital. We will amortize the value assigned to this intangible asset using a units-of-production method. The estimated useful life of the acquired contract-based intangible asset is approximately 25 years.

We recorded $104 million of goodwill in connection with this transaction. In general, we attribute this goodwill to our ability to expand the acquired sour gas gathering and treating system as well as our ability to leverage the acquired business with our existing NGL asset base to create future business opportunities.

The financial results for the acquired business will be reported as a component of our Delaware Basin Gathering System under the Natural Gas Pipelines & Services business segment.

The contribution of this newly acquired business to our consolidated revenues and net income was not material during the year ended December 31, 2024.  Additionally, acquisition related costs were not material during the year ended December 31, 2024.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On a historical pro forma basis, our revenues, costs and expenses, operating income, net income attributable to common unitholders and earnings per unit for the years ended December 31, 2024 and 2023 would not have differed materially from those we actually reported had the acquisition been completed on January 1, 2023 rather than October 28, 2024.

Acquisition of Navitas Midstream

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

On a historical pro forma basis, our revenues, costs and expenses, operating income, net income attributable to common unitholders and earnings per unit for the year ended December 31, 2022 would not have differed materially from those we actually reported had the acquisition been completed on January 1, 2022 rather than February 17, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Equity-classified awards:
Phantom unit awards	$178	$166	$153
Profits interest awards	10	6	4
Total	$188	$172	$157

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
The maximum number of the Partnership’s common units authorized for issuance under the 2008 Plan was 165,000,000 at December 31, 2024.  The 2008 Plan is effective until November 22, 2032 or, if earlier, until (i) the time that all available common units under the 2008 Plan have been delivered to participants or (ii) the time of termination of the 2008 Plan by the Board of Directors of EPCO or by the Incentive Plan Administration Subcommittee of the Governance Committee of the Board of Enterprise GP.  After giving effect to awards granted under the 2008 Plan through December 31, 2024, a total of 103,056,553 additional common units were available for issuance.  After taking into account tax withholding requirements, we issued 4,990,360, 4,662,539 and 4,571,333 common units in connection with the vesting of phantom unit awards in the years ended December 31, 2024, 2023 and 2022, respectively.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents phantom unit award activity for the years indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2021	17,170,919	$24.31
Granted (2)	7,968,880	$24.11
Vested	(6,616,741)	$25.08
Forfeited	(540,113)	$23.92
Phantom unit awards at December 31, 2022	17,982,945	$23.94
Granted (3)	8,904,445	$25.80
Vested	(6,786,085)	$24.81
Forfeited	(544,054)	$24.52
Phantom unit awards at December 31, 2023	19,557,251	$24.47
Granted (4)	8,881,820	$26.25
Vested	(7,304,071)	$24.51
Forfeited	(542,749)	$25.39
Phantom unit awards at December 31, 2024	20,592,251	$25.21

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
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

(4)
The aggregate grant date fair value of phantom unit awards issued during 2024 was $233 million based on a grant date market price of the Partnership’s common units ranging from $26.25 to $29.64 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Cash payments made in connection with DERs	$43	$38	$34
Total intrinsic value of phantom unit awards that vested during period	$199	$182	$160

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $195 million at December 31, 2024, of which our share of such cost is currently estimated to be $153 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Profits Interest Awards

In 2018, EPCO Holdings Inc. (“EPCO Holdings”), a privately held affiliate of EPCO, contributed a portion of the Partnership’s common units it owned to form EPD 2018 Unit IV L.P. (“EPD IV”) and EPCO Unit II L.P. (“EPCO II”) (collectively referred to as “Employee Partnerships”) that served as long-term incentive arrangements for key employees of EPCO by providing them a “profits interest” (in the form of a Class B limited partner interest) in an Employee Partnership.

In exchange for the contributions of the Partnership’s common units, EPCO Holdings was admitted as the Class A limited partner of each Employee Partnership.  Also on the applicable contribution date, certain key EPCO employees were issued Class B limited partner interests (i.e., profits interest awards) and admitted as Class B limited partners of each Employee Partnership, all without any capital contribution by such employees.  EPCO served as the general partner of each Employee Partnership.

Each quarter, the Employee Partnerships, as owners of the Partnership’s common units, received a cash distribution from the Partnership as did the Partnership’s other common unitholders.  The cash received by the Employee Partnership was first used to pay the Class A limited partner a cash distribution equal to the product of (i) the number of the Partnership’s common units owned by the Employee Partnership and (ii) the Class A Preference Return (subject to equitable adjustment in order to reflect any equity split, equity distribution or dividend, reverse split, combination, reclassification, recapitalization or other similar event affecting such common units).  To the extent that the Employee Partnership had cash remaining after making the quarterly payment to the Class A limited partner, the residual cash was distributed to the Class B limited partners on a quarterly basis as a distribution.

The Class B limited partner interests of these two Employee Partnerships vested on March 26, 2024 when the closing market price of the Partnership’s common units exceeded $29.02 per unit and the Employee Partnerships were subsequently liquidated.  Upon liquidation of the Employee Partnerships, assets having a then current fair market value equal to the Class A limited partner’s capital base in each Employee Partnership were distributed to the Class A limited partner.  The remaining assets of each Employee Partnership were distributed to the Class B limited partners as a residual profits interest, which represented the appreciation in value of the Employee Partnership’s assets since the date of EPCO Holdings’ contribution to it, as described above.  The Employee Partnerships were terminated within 30 days following the vesting date.

Compensation expense attributable to the profits interest awards was based on the estimated fair value of each award.  A portion of the fair value of these equity-based awards was allocated to us under the ASA as a non-cash expense.  We were not responsible for reimbursing EPCO for any expenses of the Employee Partnerships, including the value of any contributions of units made by EPCO Holdings.

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

In August 2024, we entered into two treasury lock transactions to fix the ten-year treasury rate at 3.98% on a notional amount of $1.0 billion and to fix the thirty-year treasury rate at 4.29% on a notional amount of $1.0 billion.  The purpose of these transactions was to hedge the underlying interest rate risk associated with debt issuances in August 2024 (see Note 7).  In August 2024, we terminated these treasury lock transactions simultaneously with our issuance of the ten-year and thirty-year notes and made total cash payments of $4 million.

During the fourth quarter of 2023, we entered into three treasury lock transactions to fix the ten-year treasury rate at a weighted-average rate of approximately 4.48% on an aggregate notional amount of $600 million.  In January 2024, we entered into two additional treasury lock transactions to fix the ten-year treasury rate at 3.97% on a notional amount of $400 million and to fix the three-year treasury rate at 4.11% on a notional amount of $750 million.  The purpose of these transactions was to hedge the underlying interest rate risk associated with debt issuances in January 2024 (see Note 7).  In January 2024, we terminated these treasury lock transactions simultaneously with our issuance of the three-year and ten-year notes and made total cash payments of $29 million.

In January 2023, upon issuance of Senior Notes FFF and GGG (see Note 7), we terminated and settled treasury lock transactions with a combined notional amount of $1.5 billion and received total cash proceeds of $21 million.

As cash flow hedges, gains or losses on these derivative instruments are reflected as a component of accumulated other comprehensive income and will be amortized to earnings as a component of interest expense over the full term of each issuance.

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

At December 31, 2024, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2024 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted sales of natural gas (Bcf)	37.7	36.5	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	3.2	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	3.8	0.1	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	2.9	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	134.0	5.8	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	148.5	4.8	Cash flow hedge
Refined products marketing:
Forecasted sales of refined products (MMBbls)	0.1	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	13.3	5.0	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	22.4	10.3	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	0.9	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.5	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	16.6	n/a	Mark-to-market
NGL risk management activities (MMBbls) (3)	38.9	22.8	Mark-to-market
Refined products risk management activities (MMBbls) (3)	7.2	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	168.3	n/a	Mark-to-market
Commercial energy risk management activities (TWh) (3)	0.1	11.1	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2027, May 2025 and December 2027, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $11 million and $2 million at December 31, 2024 and 2023, respectively.

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

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$–	Current assets	$–	Current liabilities	$–	Current liabilities	$31
Commodity derivatives	Current assets	$210	Current assets	$118	Current liabilities	$178	Current liabilities	$136
Commodity derivatives	Other assets	22	Other assets	31	Other liabilities	4	Other liabilities	35
Total commodity derivatives		232		149		182		171
Total derivatives designated as hedging instruments		$232		$149		$182		$202

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$324	Current assets	$229	Current liabilities	$293	Current liabilities	$229
Commodity derivatives	Other assets	19	Other assets	72	Other liabilities	20	Other liabilities	71
Total commodity derivatives		343		301		313		300
Total derivatives not designated as hedging instruments		$343		$301		$313		$300

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2024:
Commodity derivatives	$575	$–	$575	$(495)	$(79)	$–	$1
As of December 31, 2023:
Commodity derivatives	$450	$–	$450	$(450)	$–	$–	$–

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2024:
Commodity derivatives	$495	$–	$495	$(495)	$–	$–	$–
As of December 31, 2023:
Interest rate derivatives	$31	$–	$31	$–	$–	$–	$31
Commodity derivatives	471	–	471	(450)	1	(21)	1

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Statements of Consolidated Operations for the years indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2024	2023	2022
Commodity derivatives	Revenue	$2	$7	$(103)
Total		$2	$7	$(103)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Year Ended December 31,
		2024	2023	2022
Commodity derivatives	Revenue	$9	$(7)	$66
Total		$9	$(7)	$66

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the effect of our derivative instruments designated as cash flow hedges on our Statements of Consolidated Operations and Statements of Consolidated Comprehensive Income for the years indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) On Derivative
	For the Year Ended December 31,
	2024	2023	2022
Interest rate derivatives	$(2)	$(36)	$26
Commodity derivatives – Revenue (1)	182	81	227
Commodity derivatives – Operating costs and expenses (1)	(67)	12	27
Total	$113	$57	$280

(1)	The fair value of these derivative instruments will be reclassified to their respective locations on the Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Year Ended December 31,
		2024	2023	2022
Interest rate derivatives	Interest expense	$6	$5	$(19)
Commodity derivatives	Revenue	249	106	181
Commodity derivatives	Operating costs and expenses	(71)	4	39
Total		$184	$115	$201

Over the next twelve months, we expect to reclassify $6 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense.  Likewise, we expect to reclassify $72 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $75 million as an increase in revenue and $3 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Statements of Consolidated Operations for the years indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2024	2023	2022
Commodity derivatives	Revenue	$26	$213	$74
Commodity derivatives	Operating costs and expenses	(4)	–	14
Total		$22	$213	$88

The $22 million net gain recognized for the year ended December 31, 2024 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $7 million of net realized gains and $15 million of net unrealized mark-to-market gains attributable to commodity derivatives.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In total and inclusive of both fair value hedges and derivatives not designated as hedging instruments, unrealized mark-to-market gains (losses) included in gross operating margin were as follows for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Mark-to-market gains (losses) in gross operating margin:
NGL Pipelines & Services	$(8)	$(25)	$(52)
Crude Oil Pipelines & Services	21	(5)	(30)
Natural Gas Pipelines & Services	5	(1)	(3)
Petrochemical & Refined Products Services	2	(2)	7
Total mark-to-market impact on gross operating margin	$20	$(33)	$(78)

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

	At December 31, 2024 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$355	$443	$–	$798
Impact of CME Rule 814	(56)	(167)	–	(223)
Total commodity derivatives	299	276	–	575
Total	$299	$276	$–	$575

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$291	$404	$21	$716
Impact of CME Rule 814	(43)	(157)	(21)	(221)
Total commodity derivatives	248	247	–	495
Total	$248	$247	$–	$495

In the aggregate, the fair value of our commodity hedging portfolios at December 31, 2024 was a net derivative asset of $82 million prior to the impact of CME Rule 814.

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

Financial assets and liabilities recorded on the balance sheet at December 31, 2024 and 2023 using significant unobservable inputs (Level 3) and changes in the fair value of our recurring Level 3 financial assets and liabilities on a combined basis during the related periods were not material to the Consolidated Financial Statements.

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $28.9 billion and $26.7 billion at December 31, 2024 and 2023, respectively.  The aggregate carrying value of these debt obligations was $31.6 billion and $28.0 billion at December 31, 2024 and 2023, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Revenues – related parties:
Unconsolidated affiliates	$58	$61	$59
Costs and expenses – related parties:
EPCO and its privately held affiliates	$1,472	$1,353	$1,289
Unconsolidated affiliates	185	188	209
Total	$1,657	$1,541	$1,498

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	December 31,
	2024	2023
Accounts receivable - related parties:
Unconsolidated affiliates	$4	$7

Accounts payable - related parties:
EPCO and its privately held affiliates	$180	$183
Unconsolidated affiliates	18	16
Total	$198	$199

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

At December 31, 2024, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
701,938,819 common units	32.4%

Of the total number of Partnership common units held by EPCO and its privately held affiliates, 62,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at December 31, 2024.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any.  During the years ended December 31, 2024, 2023 and 2022, we paid EPCO and its privately held affiliates cash distributions totaling $1.4 billion, $1.3 billion and $1.3 billion, respectively.

We lease office space from privately held affiliates of EPCO.  For the years ended December 31, 2024, 2023 and 2022, we recognized $23 million, $13 million and $13 million, respectively, of related party operating lease expense in connection with these office space leases.

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

The following table presents our related party costs and expenses attributable to the ASA with EPCO for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Operating costs and expenses	$1,294	$1,189	$1,124
General and administrative expenses	152	141	146
Total costs and expenses	$1,446	$1,330	$1,270

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

Relationships with Unconsolidated Affiliates

Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations.  The following information summarizes significant related party transactions with our unconsolidated affiliates:

•
For the years ended December 31, 2024, 2023 and 2022, we paid Seaway $30 million, $27 million and $20 million, respectively, for pipeline transportation and storage services in connection with our crude oil marketing activities.  Revenues from Seaway were $23 million, $25 million and $15 million for the years ended December 31, 2024, 2023 and 2022, respectively.

•	For the years ended December 31, 2024, 2023 and 2022, we purchased $75 million, $80 million and $107 million, respectively, of NGLs from VESCO.

•
We pay Promix for the transportation, storage and fractionation of NGLs.  Expenses with Promix were $39 million, $36 million and $41 million for the years ended December 31, 2024, 2023 and 2022, respectively.  In addition, we sell natural gas to Promix for its plant fuel requirements.  Revenues from Promix were $9 million, $11 million and $22 million for the years ended December 31, 2024, 2023 and 2022, respectively.

•	For the years ended December 31, 2024, 2023 and 2022, we paid Texas Express $10 million, $27 million and $31 million, respectively, for pipeline transportation services.

•
We perform management services for certain of our unconsolidated affiliates.  We charged such affiliates $14 million, $11 million and $12 million for the years ended December 31, 2024, 2023 and 2022, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Income Taxes

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in “qualifying income” (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2024, 2023 and 2022 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income tax on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner’s individual tax basis in our limited partner interests.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the years ended December 31, 2024, 2023 and 2022.

Tabular Disclosures Regarding Income Taxes

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Year Ended December 31,
	2024	2023	2022
Current portion of income tax provision:
Federal	$(2)	$(12)	$(2)
State	(18)	(20)	(18)
Foreign	–	–	(2)
Total current portion	(20)	(32)	(22)
Deferred portion of income tax provision:
Federal	(16)	17	(20)
State	(28)	(29)	(40)
Foreign	(1)	–	–
Total deferred portion	(45)	(12)	(60)
Total provision for income taxes	$(65)	$(44)	$(82)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2024	2023	2022
Pre-Tax Net Book Income (“NBI”)	$6,035	$5,701	$5,697

Texas Margin Tax (1)	(44)	(49)	(56)
State income tax provision, net of federal benefit	(2)	(2)	(1)
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(17)	(16)	(15)
Change in valuation allowance (2)	–	22	(8)
Other	(2)	1	(2)
Provision for income taxes	$(65)	$(44)	$(82)

Effective income tax rate	(1.1)%	(0.8)%	(1.4)%

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

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	December 31,
	2024	2023
Deferred tax liabilities:
Attributable to investment in OTA (1)	$462	$436
Attributable to property, plant and equipment	151	138
Attributable to investments in other entities	5	4
Other	98	83
Total deferred tax liabilities	716	661
Deferred tax assets:
Net operating loss carryovers (2)	56	46
Temporary differences related to Texas Margin Tax	4	4
Total deferred tax assets	60	50
Total net deferred tax liabilities	$656	$611

(1)	Represents the deferred tax liability balance held by our wholly owned subsidiary, OTA, which we acquired in March 2020.
(2)	The loss amount presented as of December 31, 2024 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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

There were no accruals for litigation contingencies at December 31, 2024 and 2023, respectively.  We classify our accruals for litigation contingencies in our Consolidated Balance Sheets as a component of “Other current liabilities” or “Other long-term liabilities” based on management’s estimate regarding the timing of settlement.  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

Commitments Under Equity Compensation Plans of EPCO

In accordance with our agreements with EPCO, we reimburse EPCO for our share of its compensation expense attributable to employees who perform management, administrative and operating functions for us.  See Notes 13 and 15 for additional information regarding our accounting for equity-based awards and related party information, respectively.

Contractual Obligations

The following table summarizes our various contractual obligations at December 31, 2024.  A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2025	2026	2027	2028	2029	Thereafter
Scheduled maturities of debt obligations	$32,207	$1,150	$1,625	$1,575	$1,000	$1,250	$25,607
Estimated cash interest payments	$28,769	$1,476	$1,407	$1,338	$1,323	$1,272	$21,953
Operating lease obligations (1)	$561	$121	$91	$54	$37	$30	$228
Finance lease obligations	$4	$1	$1	$1	$1	$–	$–
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
NGLs	$1,322	$275	$248	$239	$205	$158	$197
Crude oil	$7,197	$1,872	$1,584	$1,490	$1,177	$760	$314
Other	$14	$2	$2	$2	$2	$2	$4
Service payment commitments	$307	$46	$40	$40	$27	$22	$132

Capital expenditure commitments	$99	$99	$–	$–	$–	$–	$–

(1)
As of December 31, 2024, the difference between the total payments for operating lease obligations and the carrying value of our operating lease liabilities, which represents the present value of future operating lease payments, was $90 million.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  Amounts shown in the preceding table represent our scheduled future maturities of debt principal for the years indicated.  See Note 7 for additional information regarding our consolidated debt obligations.

Estimated Cash Interest Payments
Our estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2024, the contractually scheduled maturities of such balances, and the applicable interest rates.  Our estimated cash payments for interest are influenced by the long-term maturities of our $2.3 billion in junior subordinated notes (due June 2067 through February 2078).  The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2024, as applicable, for each note through the respective maturity date.  See Note 7 for information regarding fixed and weighted-average variable interest rates charged in 2024.

Operating and Finance Lease Obligations
We lease certain property, plant and equipment under noncancelable and cancelable leases.  Amounts shown in the preceding table represent minimum cash lease payment obligations under our leases with terms in excess of one year.

Our significant operating lease agreements consist of (i) land held pursuant to property leases, (ii) the lease of underground storage caverns for natural gas, NGLs and ethylene, (iii) the lease of compressors and transportation equipment used in our operations and (iv) office space leased from affiliates of EPCO.  These lease agreements have terms that range from 5 to 30 years.  The agreements to lease office space from affiliates of EPCO and those relating to underground NGL storage caverns we lease from a third party include renewal options that could extend these contracts for up to an additional 20 years.  The remainder of our significant operating lease agreements do not provide for additional renewal terms.

During the fourth quarter of 2024, we entered into agreements to lease certain transportation equipment used in our trucking operations that include an option to purchase the leased equipment.  As we are reasonably certain to exercise the purchase option at the end of the lease term, we classified these leases as finance leases.  These lease agreements have terms of 4 years.

The following table presents information regarding operating and finance leases where we are the lessee at December 31, 2024:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Operating leases
Storage and pipeline facilities	$222	$222	8 years	4.5%
Transportation equipment	43	44	4 years	4.8%
Office and warehouse space	170	205	12 years	3.4%
Total operating leases	435	471
Finance leases
Transportation equipment	4	4	4 years	4.7%
Total finance leases	4	4
Total leases	$439	$475

(1)	ROU asset amounts are a component of “Other assets” on our Consolidated Balance Sheet.
(2)
At December 31, 2024, operating lease liabilities of $105 million and $366 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.  Additionally, at December 31, 2024, finance lease liabilities of $1 million and $3 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.

(3)
The discount rate for each category of assets represents the weighted average incremental borrowing rate adjusted for collateralization (if the implicit rate is not determinable).  In general, the discount rates are based on either (i) information available at the lease commencement date or (ii) January 1, 2019 for leases existing at the adoption date for ASC 842.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table disaggregates our total operating and finance lease expense for the years indicated:

	For the Year Ended December,
	2024		2023	2022
Long-term leases:
Fixed operating lease expense:
Non-cash lease expense (amortization of ROU assets)	$95		$72	$59
Related accretion expense on lease liability balances	17		14	12
Total fixed operating lease expense	112		86	71
Fixed finance lease expense:
Amortization of ROU assets (1)	–	*	–	–
Interest on finance lease liabilities (1)	–	*	–	–
Total fixed finance lease expense (1)	–	*	–	–
Variable lease expense	17		13	6
Total long-term lease expense	129		99	77
Short-term leases	121		111	91
Total lease expense	$250		$210	$168

(1)	For the year ended December 31, 2024, total fixed finance lease expense, which include amortization of finance lease ROU assets and interest on finance lease liabilities, was less than $1 million.
*	Amount is negligible.

Fixed operating lease expense for storage, pipeline, transportation equipment and warehouse are charged to operating costs and expenses, while those for our office buildings are charged to general and administrative costs.  Fixed finance lease expense includes interest on the finance lease liabilities and amortization of the ROU assets, which are charged to interest expense and operating costs and expenses, respectively.  Variable lease payments and short-term lease expense are expensed as incurred.

Cash paid for operating lease liabilities recorded on our balance sheet was $110 million, $87 million and $65 million for the years ended December 31, 2024, 2023 and 2022, respectively.  There were no cash payments for finance lease liabilities during the year ended December 31, 2024.

We do not have any significant operating leases where we are the lessor.  Our operating lease income for the years ended December 31, 2024, 2023 and 2022 was $15 million, $16 million and $14 million, respectively.  We do not have any direct financing or sales-type leases.

Purchase Obligations
We define purchase obligations as agreements with remaining terms in excess of one year to purchase goods or services that are enforceable and legally binding (i.e., unconditional) on us that specify all significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions and (iii) the approximate timing of the transactions.  We classify our unconditional purchase obligations into the following categories:

•
Product purchase commitments – We have long-term product purchase obligations for natural gas, NGLs, crude oil, and petrochemicals and refined products with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table presents our estimated future payment obligations under these contracts based on the contractual price in each agreement at December 31, 2024 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Long-Term Liabilities

The following table summarizes the components of “Other long-term liabilities” as presented on our Consolidated Balance Sheets at the dates indicated:

	December 31,
	2024	2023
Noncurrent portion of AROs (see Note 4)	$259	$221
Deferred revenues – non-current portion (see Note 9)	284	326
Operating lease liability – non-current portion	366	323
Derivative liabilities	24	106
Other	17	8
Total	$950	$984

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

Beginning in April 2023, we maintain insurance coverage for general liability, excess liability, automotive liability and workers’ compensation that is separate from EPCO’s insurance program.  For these policies, we are responsible to the extent that losses are within policy limits.  We have reserves for both open claims asserted, and an estimate of claims incurred but not reported (“IBNR”).  The IBNR reserve is estimated based on actuarial assumptions and analysis and is updated annually.  Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding litigation and possible state and national legislative measures could cause the actual costs to be higher or lower than estimated.  Accordingly, these claims, if resolved in a manner different from the estimate, could have a material adverse impact on our financial position, results of operations and cash flows.  Our reserve balance, which is a component of “Other current liabilities” on our Consolidated Balance Sheets, was $39 million and $22 million at December 31, 2024 and 2023, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Decrease (increase) in:
Accounts receivable – trade	$(1,453)	$(810)	$108
Accounts receivable – related parties	2	4	10
Inventories	(598)	(714)	131
Prepaid and other current assets	(152)	(651)	(97)
Other assets	38	31	(42)
Increase (decrease) in:
Accounts payable – trade	(182)	309	(174)
Accounts payable – related parties	(1)	(33)	65
Accrued product payables	1,867	849	(190)
Accrued interest	81	29	(26)
Other current liabilities	15	484	124
Other long-term liabilities	(123)	(53)	37
Net effect of changes in operating accounts	$(506)	$(555)	$(54)

Cash payments for interest, net of $121, $106 and $90 capitalized in 2024, 2023 and 2022, respectively	$1,255	$1,228	$1,232

Cash payments for federal and state income taxes	$20	$24	$–

We incurred liabilities for construction in progress that had not been paid at December 31, 2024, 2023 and 2022 of $490 million, $400 million and $238 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Statements of Consolidated Cash Flows.

The following table presents our cash proceeds from asset sales and other matters for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Recovery of construction costs (1)	$–	$25	$99
Other asset sales	14	17	23
Total	$14	$42	$122

(1)	Amounts presented reflect the portion of cash receipts from the settlement of claims attributable to the partial recovery of construction costs incurred on the associated capital project.