Form 10-Q
period 2025-03-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2025-05-07
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 2,168,902,635 common units of Enterprise Products Partners L.P. outstanding at the close of business on April 30, 2025.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$220	$583
Restricted cash	234	255
Accounts receivable – trade, net of allowance for credit losses of $38 at March 31, 2025 and $38 at December 31, 2024	7,853	9,236
Accounts receivable – related parties	2	4
Inventories (see Note 3)	3,233	3,955
Derivative assets (see Note 14)	615	534
Prepaid and other current assets	606	566
Total current assets	12,763	15,133
Property, plant and equipment, net (see Note 4)	49,715	49,062
Investments in unconsolidated affiliates (see Note 5)	2,251	2,259
Intangible assets, net (see Note 6)	3,953	4,005
Goodwill (see Note 6)	5,712	5,712
Other assets	1,012	997
Total assets	$75,406	$77,168

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$2,453	$1,150
Accounts payable – trade	1,334	1,227
Accounts payable – related parties	91	198
Accrued product payables	9,421	10,777
Accrued interest	261	536
Derivative liabilities (see Note 14)	538	471
Other current liabilities	774	818
Total current liabilities	14,872	15,177
Long-term debt (see Note 7)	29,127	30,746
Deferred tax liabilities (see Note 16)	667	656
Other long-term liabilities	915	950
Commitments and contingent liabilities (see Note 17)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,782 units outstanding at March 31, 2025 and 50,687 units outstanding at December 31, 2024)	50	50
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,168,902,635 units issued and outstanding at March 31, 2025, 2,165,699,962 units issued and outstanding at December 31, 2024)	29,927	29,793
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	285	236
Total partners’ equity	28,915	28,732
Noncontrolling interests in consolidated subsidiaries	860	857
Total equity	29,775	29,589
Total liabilities, preferred units, and equity	$75,406	$77,168

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Third parties	$15,404	$14,745
Related parties	13	15
Total revenues (see Note 9)	15,417	14,760
Costs and expenses:
Operating costs and expenses:
Third party and other costs	13,298	12,591
Related parties	392	383
Total operating costs and expenses	13,690	12,974
General and administrative costs:
Third party and other costs	27	22
Related parties	33	44
Total general and administrative costs	60	66
Total costs and expenses (see Note 10)	13,750	13,040
Equity in income of unconsolidated affiliates	94	102
Operating income	1,761	1,822
Other income (expense):
Interest expense	(340)	(331)
Interest income	8	13
Other, net	1	–
Total other expense, net	(331)	(318)
Income before income taxes	1,430	1,504
Provision for income taxes (see Note 16)	(24)	(21)
Net income	1,406	1,483
Net income attributable to noncontrolling interests	(12)	(26)
Net income attributable to preferred units	(1)	(1)
Net income attributable to common unitholders	$1,393	$1,456

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$0.64	$0.66

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2025	2024

Net income	$1,406	$1,483
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	22	(162)
Reclassification of losses (gains) to net income	26	(2)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	2	2
Reclassification of gains to net income	(1)	(2)
Total cash flow hedges	49	(164)
Total other comprehensive income (loss)	49	(164)
Comprehensive income	1,455	1,319
Comprehensive income attributable to noncontrolling interests	(12)	(26)
Comprehensive income attributable to preferred units	(1)	(1)
Comprehensive income attributable to common unitholders	$1,442	$1,292

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$1,406	$1,483
Reconciliation of net income to net cash flow provided by operating activities:
Depreciation and accretion	511	488
Amortization of intangible assets	52	50
Amortization of major maintenance costs for reaction-based plants	16	13
Other amortization expense	57	65
Impairment of assets other than goodwill	10	20
Equity in income of unconsolidated affiliates	(94)	(102)
Distributions received from unconsolidated affiliates attributable to earnings	88	97
Net gains attributable to asset sales and related matters	(2)	–
Deferred income tax expense	11	9
Change in fair market value of derivative instruments	42	4
Non-cash expense related to long-term operating leases (see Note 17)	28	20
Net effect of changes in operating accounts (see Note 18)	203	(36)
Other operating activities	(14)	–
Net cash flow provided by operating activities	2,314	2,111
Investing activities:
Capital expenditures	(1,062)	(1,047)
Distributions received from unconsolidated affiliates attributable to the return of capital	15	15
Proceeds from asset sales and other matters	4	2
Other investing activities	(4)	(8)
Net cash flow used in investing activities	(1,047)	(1,038)
Financing activities:
Borrowings under debt agreements	19,103	14,328
Repayments of debt	(19,423)	(13,632)
Debt issuance costs	(12)	(18)
Monetization of interest rate derivative instruments	–	(29)
Cash distributions paid to common unitholders (see Note 8)	(1,159)	(1,117)
Cash payments made in connection with distribution equivalent rights	(11)	(10)
Cash distributions paid to noncontrolling interests	(13)	(38)
Cash contributions from noncontrolling interests	4	8
Repurchase of common units under 2019 Buyback Program	(60)	(40)
Acquisition of noncontrolling interests	–	(400)
Other financing activities	(80)	(61)
Net cash flow used in financing activities	(1,651)	(1,009)
Net change in cash and cash equivalents, including restricted cash	(384)	64
Cash and cash equivalents, including restricted cash, at beginning of period	838	320
Cash and cash equivalents, including restricted cash, at end of period	$454	$384

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2024	$29,793	$(1,297)	$236	$857	$29,589
Net income	1,393	–	–	12	1,405
Cash distributions paid to common unitholders	(1,159)	–	–	–	(1,159)
Cash payments made in connection with distribution equivalent rights	(11)	–	–	–	(11)
Cash distributions paid to noncontrolling interests	–	–	–	(13)	(13)
Cash contributions from noncontrolling interests	–	–	–	4	4
Repurchase and cancellation of common units under 2019 Buyback Program	(60)	–	–	–	(60)
Amortization of fair value of equity-based awards	49	–	–	–	49
Cash flow hedges	–	–	49	–	49
Other, net	(78)	–	–	–	(78)
Balance, March 31, 2025	$29,927	$(1,297)	$285	$860	$29,775

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2023	$28,663	$(1,297)	$307	$1,086	$28,759
Net income	1,456	–	–	26	1,482
Cash distributions paid to common unitholders	(1,117)	–	–	–	(1,117)
Cash payments made in connection with distribution equivalent rights	(10)	–	–	–	(10)
Cash distributions paid to noncontrolling interests	–	–	–	(38)	(38)
Cash contributions from noncontrolling interests	–	–	–	8	8
Repurchase and cancellation of common units under 2019 Buyback Program	(40)	–	–	–	(40)
Amortization of fair value of equity-based awards	56	–	–	–	56
Acquisition of noncontrolling interests	(118)	–	–	(282)	(400)
Cash flow hedges	–	–	(164)	–	(164)
Other, net	(59)	–	–	–	(59)
Balance, March 31, 2024	$28,831	$(1,297)	$143	$800	$28,477

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at March 31, 2025.

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

Our results of operations for the three months ended March 31, 2025 are not necessarily indicative of results expected for the full year of 2025.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024  (the “2024 Form 10-K”) filed with the SEC on February 28, 2025.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies

Apart from those matters described in this footnote, there have been no updates to our significant accounting policies since those reported under Note 2 of the 2024 Form 10-K.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$220	$583
Restricted cash	234	255
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$454	$838

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	March 31, 2025	December 31, 2024
NGLs	$2,405	$2,768
Petrochemicals and refined products	578	652
Crude oil	240	523
Natural gas	10	12
Total	$3,233	$3,955

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Cost of sales (1)	$12,005	$11,405
Lower of cost or net realizable value adjustments recognized in cost of sales	2	1

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years	March 31, 2025	December 31, 2024
Plants, pipelines and facilities (1)(5)	3-45	$61,011	$60,716
Underground and other storage facilities (2)(6)	5-40	4,712	4,704
Transportation equipment (3)	3-10	273	272
Marine vessels (4)	15-30	954	949
Land		424	424
Construction in progress		4,981	4,138
Subtotal		72,355	71,203
Less accumulated depreciation		22,814	22,330
Subtotal property, plant and equipment, net		49,541	48,873
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)		174	189
Property, plant and equipment, net		$49,715	$49,062

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  On a weighted-average basis, the expected remaining amortization period for these costs is 3.2 years.

Property, plant and equipment at March 31, 2025 and December 31, 2024 includes $133 million and $134 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2024:

ARO liability balance, December 31, 2024	$265
Liabilities incurred (1)	–
Revisions in estimated cash flows (2)	–
Liabilities settled (3)	(1)
Accretion expense (4)	5
ARO liability balance, March 31, 2025	$269

(1)	Represents the initial recognition of estimated ARO liabilities during the period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during the period.
(3)	Represents cash payments to settle ARO liabilities during the period.
(4)	Represents the net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $269 million total ARO liability recorded at March 31, 2025, $6 million was reflected as a current liability and $263 million as a long-term liability.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Depreciation expense (1)	$506	$485
Capitalized interest (2)	45	25

(1)	Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

	March 31, 2025	December 31, 2024
NGL Pipelines & Services	$586	$598
Crude Oil Pipelines & Services	1,630	1,628
Natural Gas Pipelines & Services	32	30
Petrochemical & Refined Products Services	3	3
Total	$2,251	$2,259

The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
NGL Pipelines & Services	$20	$31
Crude Oil Pipelines & Services	72	69
Natural Gas Pipelines & Services	2	2
Petrochemical & Refined Products Services	–	–
Total	$94	$102

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	March 31, 2025			December 31, 2024
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(279)	$170	$449	$(276)	$173
Contract-based intangibles	754	(149)	605	754	(141)	613
Segment total	1,203	(428)	775	1,203	(417)	786
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(648)	1,547	2,195	(627)	1,568
Contract-based intangibles	283	(278)	5	283	(278)	5
Segment total	2,478	(926)	1,552	2,478	(905)	1,573
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,351	(673)	678	1,351	(663)	688
Contract-based intangibles	1,081	(235)	846	1,081	(227)	854
Segment total	2,432	(908)	1,524	2,432	(890)	1,542
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(94)	87	181	(92)	89
Contract-based intangibles	45	(30)	15	45	(30)	15
Segment total	226	(124)	102	226	(122)	104
Total intangible assets	$6,339	$(2,386)	$3,953	$6,339	$(2,334)	$4,005

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
NGL Pipelines & Services	$11	$10
Crude Oil Pipelines & Services	21	25
Natural Gas Pipelines & Services	18	13
Petrochemical & Refined Products Services	2	2
Total	$52	$50

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2025	2026	2027	2028	2029
$165	$215	$209	$198	$199

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2024 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	March 31, 2025	December 31, 2024
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$830	$–
Senior Notes MM, 3.75% fixed-rate, due February 2025	–	1,150
Senior Notes FFF, 5.05% fixed-rate, due January 2026	750	750
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
March 2025 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2026 (1)	–	–
Senior Notes HHH, 4.60% fixed-rate, due January 2027	1,000	1,000
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2030 (2)	–	–
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	1,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes III, 4.85% fixed-rate, due January 2034	1,000	1,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes JJJ 4.95% fixed-rate, due February 2035	1,100	1,100
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes KKK, 5.55% fixed-rate, due February 2055	1,400	1,400
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	29,605	29,925
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)	700	700
Total principal amount of senior and junior debt obligations	31,887	32,207
Other, non-principal amounts	(307)	(311)
Less current maturities of debt	(2,453)	(1,150)
Total long-term debt	$29,127	$30,746

(1)	Under the terms of the agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election provided certain conditions are met).
(2)	Under the terms of the agreement, EPO may borrow up to $2.7 billion (which may be increased by up to $500 million to $3.2 billion at EPO’s election provided certain conditions are met).
(3)	Variable rate is reset quarterly and based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus (a) a 0.26161% tenor spread adjustment and (b) 2.778%.
(4)	Variable rate is reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.986%.
(5)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 3.033%.
(6)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.57%.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the three months ended March 31, 2025:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	4.50% to 4.65%	4.54%
EPO Junior Subordinated Notes C	7.36% to 7.51%	7.45%
EPO Junior Subordinated Notes D	7.57% to 7.73%	7.65%

Amounts borrowed under EPO’s March 2025 $1.5 Billion 364-Day Revolving Credit Agreement and March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement bear interest, at EPO’s election, equal to: (i) SOFR, plus an additional variable spread; or (ii) an alternate base rate, which is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) Adjusted Term SOFR, for an interest period of one month in effect on such day plus 1%, and a variable spread. The applicable spreads are determined based on EPO's debt ratings.

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2025 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2025	2026	2027	2028	2029	Thereafter
Commercial Paper Notes	$830	$830	$–	$–	$–	$–	$–
Senior Notes	28,775	–	1,625	1,575	1,000	1,250	23,325
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$31,887	$830	$1,625	$1,575	$1,000	$1,250	$25,607

March 2025 $1.5 Billion 364-Day Revolving Credit Agreement

In March 2025, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2025 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement.  As of March 31, 2025, there were no principal amounts outstanding under the March 2025 $1.5 Billion 364-Day Revolving Credit Agreement.

Under the terms of the March 2025 $1.5 Billion 364-Day Revolving Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein.  The March 2025 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2026.  To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable in March 2027.  Borrowings under the March 2025 $1.5 Billion 364-Day Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

The March 2025 $1.5 Billion 364-Day Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The March 2025 $1.5 Billion 364-Day Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the March 2025 $1.5 Billion 364-Day Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Amendment to the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement

In March 2025, we amended our March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement to extend its maturity date from March 2028 to March 2030.  The remaining material terms of the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, as amended, are consistent with those reported in our 2024 Form 10-K.

Letters of Credit

At March 31, 2025, EPO had $28 million of letters of credit outstanding primarily related to our insurance program.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2025.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2024:

Common units outstanding at December 31, 2024	2,165,699,962
Common unit repurchases under 2019 Buyback Program	(1,803,215)
Common units issued in connection with the vesting of phantom unit awards, net	4,989,490
Other	16,398
Common units outstanding at March 31, 2025	2,168,902,635

Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the three months ended March 31, 2025.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of March 31, 2025.

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

During the three months ended March 31, 2025 and 2024, the Partnership repurchased 1,803,215 and 1,386,835 common units, respectively, under the 2019 Buyback Program through open market purchases.  The total cost of these repurchases, including commissions and fees, was $60 million and $40 million, respectively.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At March 31, 2025, the remaining available capacity under the 2019 Buyback Program was $803 million.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,989,490 new common units to employees in connection with the vesting of phantom unit awards during the three months ended March 31, 2025.  See Note 13 for information regarding our phantom unit awards.

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

During the three months ended March 31, 2025, agents of the Partnership purchased 1,063,842 common units on the open market and delivered them to participants in the DRIP and EUPP.  Apart from $1 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on May 14, 2025.

Preferred Units

The following table summarizes changes in the number of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding since December 31, 2024.

Preferred units outstanding at December 31, 2024	50,687
Paid in-kind distribution to third party	95
Preferred units outstanding at March 31, 2025	50,782

We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.

During the three months ended March 31, 2025, the Partnership made quarterly cash distributions to its preferred unitholders of $1 million and paid-in-kind distributions of 95 new preferred units valued at less than $1 million.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2024	$91	$143	$2	$236
Other comprehensive income (loss) for period, before reclassifications	22	2	–	24
Reclassification of losses (gains) to net income during period	26	(1)	–	25
Total other comprehensive income (loss) for period	48	1	–	49
Accumulated Other Comprehensive Income (Loss), March 31, 2025	$139	$144	$2	$285

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2023	$154	$151	$2	$307
Other comprehensive income (loss) for period, before reclassifications	(162)	2	–	(160)
Reclassification of losses (gains) to net income during period	(2)	(2)	–	(4)
Total other comprehensive income (loss) for period	(164)	–	–	(164)
Accumulated Other Comprehensive Income (Loss), March 31, 2024	$(10)	$151	$2	$143

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended March 31,
Losses (gains) on cash flow hedges:	Location	2025	2024
Interest rate derivatives	Interest expense	$(1)	$(2)
Commodity derivatives	Revenue	14	(19)
Commodity derivatives	Operating costs and expenses	12	17
Total		$25	$(4)

For information regarding our interest rate and commodity derivative instruments, see Note 14.

Cash Distributions

On April 7, 2025, we announced that the Board declared a quarterly cash distribution of $0.535 per common unit, or $2.14 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2025.  The quarterly distribution is payable on May 14, 2025 to unitholders of record as of the close of business on April 30, 2025.  The total amount to be paid is $1.17 billion, which includes $11 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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

	For the Three Months Ended March 31,
	2025	2024
NGL Pipelines & Services:
Sales of NGLs and related products	$4,651	$4,400
Segment midstream services:
Natural gas processing and fractionation	352	358
Transportation	312	279
Storage and terminals	85	103
Total segment midstream services	749	740
Total NGL Pipelines & Services	5,400	5,140
Crude Oil Pipelines & Services:
Sales of crude oil	4,825	5,122
Segment midstream services:
Transportation	189	193
Storage and terminals	107	100
Total segment midstream services	296	293
Total Crude Oil Pipelines & Services	5,121	5,415
Natural Gas Pipelines & Services:
Sales of natural gas	785	503
Segment midstream services:
Transportation	436	351
Total segment midstream services	436	351
Total Natural Gas Pipelines & Services	1,221	854
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	3,326	2,965
Segment midstream services:
Fractionation and isomerization	103	126
Transportation, including marine logistics	175	178
Storage and terminals	71	82
Total segment midstream services	349	386
Total Petrochemical & Refined Products Services	3,675	3,351
Total consolidated revenues	$15,417	$14,760

Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at March 31, 2025:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$9
Total		$9

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$198
Deferred revenue (noncurrent)	Other long-term liabilities	267
Total		$465

The following table presents significant changes in our unbilled revenue and deferred revenue balances for the three months ended March 31, 2025:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2024	$9	$452
Amount included in opening balance transferred to other accounts during period (1)	(8)	(111)
Amount recorded during period (2)	22	243
Amounts recorded during period transferred to other accounts (1)	(14)	(118)
Other changes	–	(1)
Balance at March 31, 2025	$9	$465

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of March 31, 2025.

Period	Fixed Consideration
Nine Months Ended December 31, 2025	$3,083
One Year Ended December 31, 2026	3,950
One Year Ended December 31, 2027	3,613
One Year Ended December 31, 2028	3,155
One Year Ended December 31, 2029	2,328
Thereafter –	9,603
Total	$25,732

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of total segment gross operating margin to income before income taxes for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Total segment gross operating margin	$2,464	$2,507
Adjustments to reconcile total segment gross operating margin to income before income taxes (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	(602)	(582)
Asset impairment charges in operating costs and expenses	(10)	(20)
Net gains attributable to asset sales and related matters in operating costs and expenses	2	–
General and administrative costs	(60)	(66)
Non-refundable payments received from shippers attributable to make-up rights (2)	(37)	(25)
Subsequent recognition of revenues attributable to make-up rights (3)	4	8
Total other expense, net (4)	(331)	(318)
Income before income taxes	$1,430	$1,504

(1)	Excludes amortization of major maintenance costs for reaction-based plants and amortization of finance lease right-of-use (“ROU”) assets, which are components of gross operating margin.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

The following tables present segment revenues and significant segment expenses by segment, together with a reconciliation to segment gross operating margin, for the periods indicated:

	For the Three Months Ended March 31, 2025
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$5,398	$5,115	$1,216	$3,675	$15,404
Revenues from related parties	2	6	5	–	13
Intersegment and intrasegment revenues	17,017	10,622	232	7,195	35,066
Total segment revenues	22,417	15,743	1,453	10,870	50,483
Significant segment expenses:
Cost of sales	20,433	15,307	899	10,156	46,795
Variable operating costs and expenses (1)	199	35	22	106	362
Fixed operating costs and expenses (2)	423	101	177	294	995
Total significant segment expenses	21,055	15,443	1,098	10,556	48,152
Other segment income:
Equity in income of unconsolidated affiliates	20	72	2	–	94
Other segment items (3)	36	2	–	1	39
Total other segment income	56	74	2	1	133
Total segment gross operating margin	$1,418	$374	$357	$315	$2,464

Other financial information:
Capital expenditures	$635	$23	$303	$101	$1,062

(1)	Variable operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally fluctuate based on utilization.
(2)	Fixed operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally remain constant independent of utilization.
(3)
Other segment items for each segment primarily represent the following:
• NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights and subsequent recognition of revenues attributable to make-up rights.
• Crude Oil Pipelines & Services – Other segment expenses.
• Petrochemical & Refined Products Services – Other segment expenses.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	For the Three Months Ended March 31, 2024
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$5,137	$5,406	$851	$3,351	$14,745
Revenues from related parties	3	9	3	–	15
Intersegment and intrasegment revenues	11,555	13,827	177	6,324	31,883
Total segment revenues	16,695	19,242	1,031	9,675	46,643
Significant segment expenses:
Cost of sales	14,810	18,749	558	8,875	42,992
Variable operating costs and expenses (1)	174	46	15	94	329
Fixed operating costs and expenses (2)	425	104	150	249	928
Total significant segment expenses	15,409	18,899	723	9,218	44,249
Other segment income (expense):
Equity in income of unconsolidated affiliates	31	69	2	–	102
Other segment items (3)	23	(1)	2	(13)	11
Total other segment income (expense), net	54	68	4	(13)	113
Total segment gross operating margin	$1,340	$411	$312	$444	$2,507

Other financial information:
Capital expenditures	$577	$37	$204	$229	$1,047

(1)	Variable operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally fluctuate based on utilization.
(2)	Fixed operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally remain constant independent of utilization.
(3)
Other segment items for each segment primarily represent the following:
• NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights and subsequent recognition of revenues attributable to make-up rights.
• Crude Oil Pipelines & Services – Other segment expenses.
• Natural Gas Pipelines & Services – Other segment expenses.
• Petrochemical & Refined Products Services – Other segment expenses.

Segment revenues include intersegment and intrasegment transactions, which are generally based on transactions made at market-based rates.  Our consolidated revenues reflect the elimination of intercompany transactions.  The following table reconciles total segment revenues as reported in the preceding tables to consolidated revenues as presented on our Unaudited Condensed Statements of Consolidated Operations:

	For the Three Months Ended March 31,
	2025	2024
Segment revenues:
NGL Pipelines & Services	$22,417	$16,695
Crude Oil Pipelines & Services	15,743	19,242
Natural Gas Pipelines & Services	1,453	1,031
Petrochemical & Refined Products Services	10,870	9,675
Total segment revenues	50,483	46,643
Elimination of intersegment and intrasegment revenues	(35,066)	(31,883)
Total consolidated revenues	$15,417	$14,760

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our segment assets, together with a reconciliation to our consolidated total assets, at the dates indicated:

	March 31, 2025	December 31, 2024
NGL Pipelines & Services	$21,735	$21,900
Crude Oil Pipelines & Services	11,327	11,390
Natural Gas Pipelines & Services	12,312	12,260
Petrochemical & Refined Products Services	11,276	11,350
Total segment assets	56,650	56,900
Construction in progress	4,981	4,138
Current assets	12,763	15,133
Other assets	1,012	997
Consolidated total assets	$75,406	$77,168

Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Consolidated revenues:
NGL Pipelines & Services	$5,400	$5,140
Crude Oil Pipelines & Services	5,121	5,415
Natural Gas Pipelines & Services	1,221	854
Petrochemical & Refined Products Services	3,675	3,351
Total consolidated revenues	$15,417	$14,760

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$12,005	$11,405
Other operating costs and expenses (1)	1,059	954
Depreciation, amortization and accretion	618	595
Asset impairment charges	10	20
Net gains attributable to asset sales and related matters	(2)	–
General and administrative costs	60	66
Total consolidated costs and expenses	$13,750	$13,040

(1)
Represents the cost of operating our plants, pipelines and other fixed assets excluding depreciation, amortization and accretion charges; asset impairment charges; and net gains attributable to asset sales and related matters.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,393	$1,456
Earnings allocated to phantom unit awards (1)	(13)	(14)
Net income allocated to common unitholders	$1,380	$1,442

Basic weighted-average number of common units outstanding	2,168	2,170

Basic earnings per common unit	$0.64	$0.66

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,393	$1,456
Net income attributable to preferred units	1	1
Net income attributable to limited partners	$1,394	$1,457

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,168	2,170
Phantom units (2)	21	21
Preferred units (2)	2	2
Total	2,191	2,193

Diluted earnings per common unit	$0.64	$0.66

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 13 for information regarding our phantom units.
(2)
We use the “if-converted method” to determine the potential dilutive effect of the vesting of phantom unit awards and the conversion of preferred units outstanding.  See Note 13 for information regarding phantom unit awards.  See Note 8 for information regarding preferred units.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Business Combination

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

On a historical pro forma basis, our revenues, costs and expenses, operating income, net income attributable to common unitholders and earnings per unit for the three months ended March 31, 2024 would not have differed materially from those we actually reported had the acquisition been completed on January 1, 2024 rather than October 28, 2024.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Equity-classified awards:
Phantom unit awards	$49	$46
Profits interest awards	–	10
Total	$49	$56

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

Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2024	20,592,251	$25.21
Granted (2)	7,792,090	$33.12
Vested	(7,328,067)	$24.21
Forfeited	(59,680)	$27.59
Phantom unit awards at March 31, 2025	20,996,594	$28.48

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2025 was $258 million based on a grant date market price of the Partnership’s common units ranging from $33.12 to $33.21 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Cash payments made in connection with DERs	$11	$10
Total intrinsic value of phantom unit awards that vested during period	247	187

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $385 million at March 31, 2025, of which our share of such cost is currently estimated to be $317 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.4 years.

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

Treasury Locks
A treasury lock is an agreement that fixes the price (or yield) of a specified U.S. treasury security for an established period of time.  We use treasury lock agreements to hedge our exposure to interest rate changes and to reduce the volatility of financing costs on an expected future debt issuance.  Each of our treasury lock transactions was designated as a cash flow hedge of interest payments associated with an anticipated debt issuance.

During the first quarter of 2025, we entered into two treasury lock transactions to fix the seven-year treasury rate at a weighted-average rate of approximately 4.04% on an aggregate notional amount of $500 million.  As cash flow hedges, changes in the fair value of these derivative instruments are reflected as a component of accumulated other comprehensive income.  As of March 31, 2025, the fair value of these treasury locks was $2 million.  In April 2025, we entered into two additional treasury lock transactions to fix the seven-year treasury rate at a weighted-average rate of approximately 3.87% on an aggregate notional amount of $250 million.  Each of our outstanding treasury locks is expected to settle in May 2025.  Upon settlement, the gains or losses in accumulated other comprehensive income (loss) will be amortized to interest expense over the life of the future underlying debt issuance.

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

At March 31, 2025, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2025 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted sales of natural gas (Bcf)	38.8	27.5	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	4.3	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	2.9	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	2.2	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	192.8	13.8	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	183.9	14.2	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	3.2	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	3.9	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	12.3	6.5	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	22.2	13.1	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	0.2	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.2	0.1	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	71.0	3.1	Mark-to-market
NGL risk management activities (MMBbls) (3)	21.6	16.8	Mark-to-market
Refined products risk management activities (MMBbls) (3)	7.1	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	142.2	n/a	Mark-to-market
Commercial energy risk management activities (TWh) (3)	3.9	11.8	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2027, December 2025 and December 2027, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $8 million and $11 million at March 31, 2025 and December 31, 2024, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2025		December 31, 2024		March 31, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$2	Current assets	$–	Current liabilities	$–	Current liabilities	$–
Commodity derivatives	Current assets	345	Current assets	210	Current liabilities	280	Current liabilities	178
Commodity derivatives	Other assets	46	Other assets	22	Other liabilities	2	Other liabilities	4
Total commodity derivatives		391		232		282		182
Total derivatives designated as hedging instruments		$393		$232		$282		$182

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$268	Current assets	$324	Current liabilities	$258	Current liabilities	$293
Commodity derivatives	Other assets	18	Other assets	19	Other liabilities	11	Other liabilities	20
Total commodity derivatives		286		343		269		313
Total derivatives not designated as hedging instruments		$286		$343		$269		$313

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2025:
Interest rate derivatives	$2	$–	$2	$–	$–	$–	$2
Commodity derivatives	677	–	677	(550)	(127)	–	–
As of December 31, 2024:
Commodity derivatives	$575	$–	$575	$(495)	$(79)	$–	$1

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2025:
Commodity derivatives	$551	$–	$551	$(550)	$–	$–	$1
As of December 31, 2024:
Commodity derivatives	$495	$–	$495	$(495)	$–	$–	$–

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2025	2024
Commodity derivatives	Revenue	$1	$1
Total		$1	$1

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended March 31,
		2025	2024
Commodity derivatives	Revenue	$–	$4
Total		$–	$4

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended March 31,
	2025	2024
Interest rate derivatives	$2	$2
Commodity derivatives – Revenue (1)	18	(149)
Commodity derivatives – Operating costs and expenses (1)	4	(13)
Total	$24	$(160)

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended March 31,
		2025	2024
Interest rate derivatives	Interest expense	$1	$2
Commodity derivatives	Revenue	(14)	19
Commodity derivatives	Operating costs and expenses	(12)	(17)
Total		$(25)	$4

Over the next twelve months, we expect to reclassify $6 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense.  Likewise, we expect to reclassify $107 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $94 million as an increase in revenue and $13 million as a decrease in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2025	2024
Commodity derivatives	Revenue	$(21)	$13
Commodity derivatives	Operating costs and expenses	(2)	(1)
Total		$(23)	$12

The $23 million net loss recognized for the three months ended March 31, 2025 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $15 million of net realized gains and $38 million of net unrealized mark-to-market losses attributable to commodity derivatives.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	At March 31, 2025 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$–	$2	$–	$2
Commodity derivatives:
Value before application of CME Rule 814	292	740	–	1,032
Impact of CME Rule 814	(57)	(298)	–	(355)
Total commodity derivatives	235	442	–	677
Total	$235	$444	$–	$679

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$330	$637	$–	$967
Impact of CME Rule 814	(125)	(291)	–	(416)
Total commodity derivatives	205	346	–	551
Total	$205	$346	$–	$551

	At December 31, 2024 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$355	$443	$–	$798
Impact of CME Rule 814	(56)	(167)	–	(223)
Total commodity derivatives	299	276	–	575
Total	$299	$276	$–	$575

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$291	$404	$21	$716
Impact of CME Rule 814	(43)	(157)	(21)	(221)
Total commodity derivatives	248	247	–	495
Total	$248	$247	$–	$495

In the aggregate, the fair value of our commodity hedging portfolios at March 31, 2025 was a net derivative asset of $65 million prior to the impact of CME Rule 814.

Financial assets and liabilities recorded on the balance sheet at March 31, 2025 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $28.1 billion and $28.9 billion at March 31, 2025 and December 31, 2024, respectively.  The aggregate carrying value of these debt obligations was $30.5 billion and $31.6 billion at March 31, 2025 and December 31, 2024, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Revenues – related parties:
Unconsolidated affiliates	$13	$15
Costs and expenses – related parties:
EPCO and its privately held affiliates	$387	$381
Unconsolidated affiliates	38	46
Total	$425	$427

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	March 31, 2025	December 31, 2024
Accounts receivable - related parties:
Unconsolidated affiliates	$2	$4

Accounts payable - related parties:
EPCO and its privately held affiliates	$77	$180
Unconsolidated affiliates	14	18
Total	$91	$198

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

At March 31, 2025, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,222,874 common units	32.4%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 59,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at March 31, 2025.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any.  During the three months ended March 31, 2025 and 2024, we paid EPCO and its privately held affiliates cash distributions totaling $363 million and $350 million, respectively.

We have no employees.  All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers.  We and our general partner are parties to the ASA.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Operating costs and expenses	$351	$334
General and administrative expenses	29	41
Total costs and expenses	$380	$375

We lease office space from privately held affiliates of EPCO.  For the three months ended March 31, 2025 and 2024, we recognized $6 million and $3 million, respectively, of related party operating lease expense in connection with these office space leases.

Note 16.  Income Taxes

Income taxes are accounted for under the asset-and-liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the first quarters of 2025 and 2024.

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended March 31,
	2025	2024
Current portion of income tax provision:
Federal	$(1)	$–
State	(12)	(12)
Total current portion	(13)	(12)
Deferred portion of income tax provision:
Federal	(4)	(4)
State	(7)	(5)
Total deferred portion	(11)	(9)
Total provision for income taxes	$(24)	$(21)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended March 31,
	2025	2024
Pre-Tax Net Book Income (“NBI”)	$1,430	$1,504

Texas Margin Tax (1)	(19)	(17)
State income tax provision, net of federal benefit	(1)	–
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(4)	(3)
Other	–	(1)
Provision for income taxes	$(24)	$(21)

Effective income tax rate	(1.7)%	(1.4)%

(1)
Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	March 31,	December 31,
	2025	2024
Deferred tax liabilities:
Attributable to investment in OTA (1)	$470	$462
Attributable to property, plant and equipment	157	151
Attributable to investments in other entities	4	5
Other	98	98
Total deferred tax liabilities	729	716
Deferred tax assets:
Net operating loss carryovers (2)	59	56
Temporary differences related to Texas Margin Tax	3	4
Total deferred tax assets	62	60
Total net deferred tax liabilities	$667	$656

(1)	Represents the deferred tax liability balance held by our wholly owned subsidiary, OTA Holdings, Inc. ("OTA"), which we acquired in March 2020.
(2)	The loss amount presented as of March 31, 2025 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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

There were no accruals for litigation contingencies at March 31, 2025 and December 31, 2024, respectively.

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $31.9 billion and $32.2 billion at March 31, 2025 and December 31, 2024, respectively.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

Lease Accounting Matters
There has been no significant change in our operating and finance lease obligations since those disclosed in the 2024 Form 10-K.

The following table presents information regarding operating and finance leases where we are the lessee at March 31, 2025:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Operating leases
Storage and pipeline facilities	$209	$208	8 years	4.5%
Transportation equipment	40	41	4 years	4.8%
Office and warehouse space	168	203	12 years	3.4%
Total operating leases	417	452
Finance leases
Transportation equipment	12	13	4 years	4.8%
Total finance leases	12	13
Total leases	$429	$465

(1)	ROU asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)
At March 31, 2025, operating lease liabilities of $104 million and $348 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.  Additionally at March 31, 2025, finance lease liabilities of $2 million and $11 million were included within "Other current liabilities" and "Other long-term liabilities," respectively.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table disaggregates our total operating and finance lease expense for the periods indicated:

	For the Three Months Ended March 31,
	2025		2024
Long-term leases:
Fixed operating lease expense:
Non-cash lease expense (amortization of ROU assets)	$28		$20
Related accretion expense on lease liability balances	4		4
Total fixed operating lease expense	32		24
Fixed finance lease expense:
Amortization of ROU assets (1)	–	*	–
Interest on finance lease liabilities (1)	–	*	–
Total fixed finance lease expense (1)	–	*	–
Variable lease expense	5		4
Total long-term lease expense	37		28
Short-term leases	35		29
Total lease expense	$72		$57

(1)
For the three months ended March 31, 2025, total fixed finance lease expense, which include amortization of finance lease ROU assets and interest on finance lease liabilities, was less than $1 million.

*	Amount is negligible.

Cash paid for operating lease liabilities was $34 million and $23 million for the three months ended March 31, 2025 and 2024, respectively.

Operating lease income for each of the three months ended March 31, 2025 and 2024 was $4 million.

Purchase Obligations
We have contractual future product purchase commitments for NGLs and crude oil representing enforceable and legally binding agreements as of the reporting date.  In the ordinary course of business, we fulfill product purchase commitments with our third party suppliers.  Outside of changes related to the ordinary course of business, our consolidated product purchase commitments at March 31, 2025 did not differ materially from those reported in our 2024 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Decrease (increase) in:
Accounts receivable – trade	$1,384	$274
Accounts receivable – related parties	2	–
Inventories	736	1
Prepaid and other current assets	111	(76)
Other assets	13	(12)
Increase (decrease) in:
Accounts payable – trade	(35)	52
Accounts payable – related parties	(107)	(117)
Accrued product payables	(1,374)	379
Accrued interest	(275)	(201)
Other current liabilities	(178)	(288)
Other long-term liabilities	(74)	(48)
Net effect of changes in operating accounts	$203	$(36)

Cash payments for interest, net of $45 and $25 capitalized during the three months ended March 31, 2025 and 2024, respectively	$611	$529

Cash refunds for federal and state income taxes	$(3)	$(1)

We incurred liabilities for construction in progress that had not been paid at March 31, 2025 and December 31, 2024 of $586 million and $490 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three Months Ended March 31, 2025 and 2024

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as filed on February 28, 2025 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q for the three months ended March 31, 2025 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2024 Form 10-K and within Part II, Item 1A of this quarterly report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at March 31, 2025.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the first quarter of 2025 compared to the first quarter of 2024.

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

The safe operation of our assets is a top priority.  We are committed to protecting the environment and the health and safety of the public and those working on our behalf by conducting our business activities in a safe and environmentally responsible manner.  For additional information, see “Environmental, Safety and Conservation” within the Regulatory Matters section of Part I, Items 1 and 2 of the 2024 Form 10-K.

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.

Our financial position, results of operations and cash flows are subject to certain risks. For information regarding such risks, see “Risk Factors” included under Part I, Item 1A of the 2024 Form 10-K and Part II, Item 1A of this quarterly report.

We provide investors access to additional information regarding the Partnership and our consolidated businesses, including information relating to governance procedures and principles, through our website, www.enterpriseproducts.com.

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2024 by quarter:
1st Quarter	$2.25	$0.19	$0.84	$1.03	$1.14	$1.54	$0.55	$0.18	$0.43
2nd Quarter	$1.89	$0.19	$0.75	$0.90	$1.26	$1.55	$0.47	$0.21	$0.43
3rd Quarter	$2.15	$0.16	$0.73	$0.97	$1.08	$1.48	$0.53	$0.28	$0.39
4th Quarter	$2.79	$0.22	$0.78	$1.13	$1.12	$1.50	$0.42	$0.24	$0.39
2024 Averages	$2.27	$0.19	$0.78	$1.01	$1.15	$1.52	$0.49	$0.23	$0.41

2025 by quarter:
1st Quarter	$3.65	$0.27	$0.90	$1.06	$1.07	$1.53	$0.45	$0.33	$0.37

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
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

The weighted-average indicative market price for NGLs was $0.67 per gallon in the first quarter of 2025 versus $0.62 per gallon in the first quarter of 2024.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston
	Crude Oil,	Crude Oil,	Crude Oil,
	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)
2024 by quarter:
1st Quarter	$76.96	$78.55	$78.85
2nd Quarter	$80.57	$81.73	$82.33
3rd Quarter	$75.10	$75.96	$76.51
4th Quarter	$70.27	$71.19	$71.72
2024 Averages	$75.73	$76.86	$77.35

2025 by quarter:
1st Quarter	$71.42	$72.52	$72.81

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.

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

Impact of Inflation

Inflation rates in the U.S. increased significantly in 2022 and have remained elevated compared to recent historical levels.  While pandemic-era supply chain disruptions have largely dissipated and measures taken by the U.S. Federal Reserve Bank helped slow the growth of inflation, the high-cost environment that began in 2022 has generally remained intact in 2025.  However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results.  These benefits include: (1) provisions included in our long-term fee-based revenue contracts that offset cost increases in the form of rate escalations based on positive changes in the U.S. Consumer Price Index, Producer Price Index for Finished Goods or other factors; (2) provisions in other revenue contracts that enable us to pass through higher energy costs to customers in the form of gas, electricity and fuel rebills or surcharges; and (3) higher commodity prices, which generally enhance our results in the form of increased volumetric throughput and demand for our services.  Additionally, we take measures to mitigate the impact of cost increases in certain commodities, including a portion of our electricity needs, using fixed-price, term purchase agreements, or financial derivatives.  For these reasons, the increased cost environment, caused in part by inflation, has not had a material impact on our historical results of operations for the periods presented in this report.  However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we receive.

See “Capital Investments” within this Part I, Item 2 for a discussion of the impact of inflation on our capital investment decisions.

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Revenues	$15,417	$14,760
Costs and expenses:
Operating costs and expenses:
Cost of sales	12,005	11,405
Other operating costs and expenses	1,059	954
Depreciation, amortization and accretion expenses	618	595
Asset impairment charges	10	20
Net gains attributable to asset sales and related matters	(2)	−
Total operating costs and expenses	13,690	12,974
General and administrative costs	60	66
Total costs and expenses	13,750	13,040
Equity in income of unconsolidated affiliates	94	102
Operating income	1,761	1,822
Other income (expense):
Interest expense	(340)	(331)
Other, net	9	13
Total other expense, net	(331)	(318)
Income before income taxes	1,430	1,504
Provision for income taxes	(24)	(21)
Net income	1,406	1,483
Net income attributable to noncontrolling interests	(12)	(26)
Net income attributable to preferred units	(1)	(1)
Net income attributable to common unitholders	$1,393	$1,456

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
NGL Pipelines & Services:
Sales of NGLs and related products	$4,651	$4,400
Midstream services	749	740
Total	5,400	5,140
Crude Oil Pipelines & Services:
Sales of crude oil	4,825	5,122
Midstream services	296	293
Total	5,121	5,415
Natural Gas Pipelines & Services:
Sales of natural gas	785	503
Midstream services	436	351
Total	1,221	854
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	3,326	2,965
Midstream services	349	386
Total	3,675	3,351
Total consolidated revenues	$15,417	$14,760

Total revenues for the first quarter of 2025 increased $657 million when compared to the first quarter of 2024 primarily due to higher marketing revenues.

Revenues from the marketing of NGLs and petrochemicals and refined products increased a combined net $613 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $1.3 billion increase, partially offset by lower average sales prices, which accounted for a $711 million decrease.  Revenues from the marketing of natural gas increased $281 million quarter-to-quarter primarily due to higher average sales prices.  Revenues from the marketing of crude oil decreased $297 million quarter-to-quarter primarily due to lower average sales prices.

Revenues from midstream services for the first quarter of 2025 increased a net $60 million when compared to the first quarter of 2024.  Revenues from our NGL and natural gas transportation assets increased a combined $118 million quarter-to-quarter primarily due to higher demand for transportation services.  Revenues from our octane enhancement and related plant operations decreased $34 million quarter-to-quarter primarily due to lower deficiency fee revenues.  Lastly, revenues from our ethylene exports and related activities decreased $23 million quarter-to-quarter primarily due to lower deficiency fee revenues and lower ethylene loading fee revenues.

Operating costs and expenses

Total operating costs and expenses for the first quarter of 2025 increased $716 million when compared to the first quarter of 2024.

Cost of sales
Cost of sales for the first quarter of 2025 increased a net $600 million when compared to the first quarter of 2024.  The cost of sales associated with the marketing of NGLs and petrochemicals and refined products increased a combined net $640 million quarter-to-quarter primarily due to higher volumes, which accounted for a $1.1 billion increase, partially offset by lower average purchase prices, which accounted for a $424 million decrease.  The cost of sales associated with the marketing of natural gas increased $161 million quarter-to-quarter primarily due to higher average purchase prices.  The cost of sales associated with the marketing of crude oil decreased $201 million quarter-to-quarter primarily due to lower average purchase prices.

Other operating costs and expenses
Other operating costs and expenses for the first quarter of 2025 increased $105 million when compared to the first quarter in 2024 primarily due to higher maintenance, employee compensation and utility costs.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the first quarter of 2025 increased $23 million when compared to the first quarter of 2024 primarily due to higher depreciation expense on assets placed into full or limited service since the end of the first quarter of 2024.

General and administrative costs

General and administrative costs for the first quarter of 2025 decreased $6 million when compared to the first quarter of 2024 primarily due to lower employee compensation costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the first quarter of 2025 decreased $8 million when compared to the first quarter of 2024 primarily due to lower earnings from investments in NGL pipelines and services.

Operating income

Operating income for the first quarter of 2025 decreased $61 million when compared to the first quarter of 2024 due to the previously described quarter-to-quarter changes.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Interest charged on debt principal outstanding (1)	$379	$351
Impact of interest rate hedging program, including related amortization	(1)	(2)
Interest costs capitalized in connection with construction projects (2)	(45)	(25)
Other	7	7
Total	$340	$331

(1)	The weighted-average interest rates on debt principal outstanding during the first quarters of 2025 and 2024 were 4.70% and 4.60%, respectively.
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

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $28 million quarter-to-quarter.  This increase was primarily due to the issuance of $2.0 billion and $2.5 billion of fixed-rate senior notes in January 2024 and August 2024, respectively, which accounted for a combined $36 million increase, partially offset by the retirement of $850 million and $1.15 billion of fixed-rate senior notes in February 2024 and February 2025, respectively, which accounted for a combined $10 million decrease.

For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.  For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.

Income taxes

Our income taxes are primarily comprised of our state tax obligations under the Revised Texas Franchise Tax (“Texas Margin Tax”).  Our provision for income taxes for the first quarter of 2025 increased $3 million when compared to the first quarter of 2024.

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Gross operating margin by segment:
NGL Pipelines & Services	$1,418	$1,340
Crude Oil Pipelines & Services	374	411
Natural Gas Pipelines & Services	357	312
Petrochemical & Refined Products Services	315	444
Total segment gross operating margin (1)	2,464	2,507
Net adjustment for shipper make-up rights	(33)	(17)
Total gross operating margin (non-GAAP)	$2,431	$2,490

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Operating income	$1,761	$1,822
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	602	582
Asset impairment charges in operating costs and expenses	10	20
Net gains attributable to asset sales and related matters in operating costs and expenses	(2)	–
General and administrative costs	60	66
Total gross operating margin (non-GAAP)	$2,431	$2,490

(1)	Excludes amortization of major maintenance costs for reaction-based plants and amortization of finance lease right-of-use assets, which are components of gross operating margin.

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2025	2024
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$373	$358
NGL pipelines, storage and terminals	831	749
NGL fractionation	214	233
Total	$1,418	$1,340

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	4,447	4,238
NGL marine terminal volumes (MBPD)	994	895
NGL fractionation volumes (MBPD)	1,652	1,642
Equity NGL-equivalent production volumes (MBPD) (1)	225	185
Fee-based natural gas processing volumes (MMcf/d) (2,3)	7,181	6,421

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

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the first quarter of 2025 increased $15 million when compared to the first quarter of 2024.

Gross operating margin from our Midland Basin natural gas processing facilities increased a net $42 million quarter-to-quarter primarily due to a 21 MBPD increase in equity NGL-equivalent production volumes, which accounted for an $18 million increase, higher fee-based natural gas processing volumes, which accounted for a $16 million increase, and higher average processing margins (including the impact of hedging activities), which accounted for an additional $16 million increase, partially offset by lower average processing fees, which accounted for a $4 million decrease, and higher operating expenses, which accounted for an additional $4 million decrease.  Fee-based natural gas processing volumes at our Midland Basin natural gas processing facilities increased 479 MMcf/d quarter-to-quarter primarily due to contributions from our Leonidas natural gas processing train, which was placed into service in late first quarter of 2024.

Gross operating margin from our Delaware Basin natural gas processing facilities increased a net $4 million quarter-to-quarter primarily due to higher fee-based natural gas processing volumes, which accounted for a $14 million increase, a 15 MBPD increase in equity NGL-equivalent production volumes, which accounted for a $9 million increase, and lower operating costs, which accounted for an additional $3 million increase, partially offset by lower average processing margins (including the impact of hedging activities), which accounted for a $23 million decrease.  Fee-based natural gas processing volumes at our Delaware Basin natural gas processing facilities increased 388 MMcf/d quarter-to-quarter, primarily due to contributions from our Mentone 3 natural gas processing train, which was placed into service in late first quarter of 2024.

Gross operating margin from our NGL marketing activities decreased a net $20 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $62 million decrease, partially offset by higher sales volumes, which accounted for a $38 million increase, and higher mark-to-market earnings, which accounted for an additional $5 million increase.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $7 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities).  On a combined basis, fee-based natural gas processing volumes and equity NGL-equivalent production volumes decreased 61 MMcf/d and increased 2 MBPD, respectively, quarter-to-quarter.

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets during the first quarter of 2025 increased $82 million when compared to the first quarter of 2024.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines increased a net $22 million quarter-to-quarter primarily due to a 74 MBPD increase in transportation volumes, which accounted for a $22 million increase, and higher average transportation fees, which accounted for an additional $5 million increase, partially offset by higher operating costs, which accounted for a $6 million decrease.

Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $19 million quarter-to-quarter primarily due to a 68 MBPD increase in export volumes.

Gross operating margin from our Dixie Pipeline and related terminals increased $16 million quarter-to-quarter primarily due to higher loading and other fee revenues, which accounted for a $7 million increase, higher average transportation fees, which accounted for a $6 million increase, and a 27 MBPD increase in transportation volumes, which accounted for an additional $5 million increase.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $12 million quarter-to-quarter primarily due to higher average transportation fees.  Transportation volumes on these pipelines decreased a combined 25 MBPD quarter-to-quarter.

Gross operating margin from our South Texas NGL Pipeline System increased $9 million quarter-to-quarter primarily due to higher capacity reservation revenues, which accounted for a $5 million increase, and lower operating costs, which accounted for an additional $2 million increase.  Transportation volumes on this system increased 12 MBPD quarter-to-quarter.

NGL fractionation
Gross operating margin from NGL fractionation during the first quarter of 2025 decreased $19 million when compared to the first quarter of 2024.  Gross operating margin from our Mont Belvieu area NGL fractionation complex decreased $15 million quarter-to-quarter primarily due to higher operating costs, which accounted for a $9 million decrease, and lower ancillary service revenues, which accounted for an additional $5 million decrease.  NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex increased 10 MBPD.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2025	2024
Segment gross operating margin	$374	$411

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,484	2,456
Crude oil marine terminal volumes (MBPD)	736	1,094

Gross operating margin from our Crude Oil Pipelines & Services segment for the first quarter of 2025 decreased $37 million when compared to the first quarter of 2024.

Gross operating margin from our Texas crude oil pipelines, related terminals and marketing activities (excluding the Seaway Pipeline) decreased a combined $39 million quarter-to-quarter primarily due to lower sales volumes, which accounted for a $23 million decrease, and lower average sales margins, which accounted for an additional $14 million decrease.  Crude oil transportation volumes on these pipelines increased a combined 38 MBPD (net to our interest) quarter-to-quarter.

Gross operating margin from crude oil activities at EHT increased $9 million quarter-to-quarter primarily due to higher storage and other revenues, which accounted for a $6 million increase, and lower operating costs, which accounted for an additional $3 million increase.  Crude oil terminal volumes at EHT decreased 309 MBPD quarter-to-quarter.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2025	2024
Segment gross operating margin	$357	$312

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	20,310	18,934

Gross operating margin from our Natural Gas Pipelines & Services segment for the first quarter of 2025 increased $45 million when compared to the first quarter of 2024.

Gross operating margin from our Delaware Basin Gathering System, which includes the natural gas gathering system acquired in October 2024 through our acquisition of Pinon Midstream, increased a net $27 million quarter-to-quarter primarily due to higher treating and other revenues, which accounted for a $20 million increase, a 700 BBtus/d increase in natural gas gathering volumes, which accounted for a $14 million increase, and higher average gathering fees, which accounted for an additional $8 million increase, partially offset by higher operating costs, which accounted for a $15 million decrease.

Gross operating margin from our Texas Intrastate System increased $27 million quarter-to-quarter primarily due to higher capacity reservation fees and other revenues, which accounted for a $14 million increase, and higher average transportation fees, which accounted for an additional $13 million increase. Transportation volumes increased 129 BBtus/d on this system quarter-to-quarter.

Gross operating margin from our Midland Basin Gathering System increased a net $10 million quarter-to-quarter primarily due to a 589 BBtus/d increase in natural gas gathering volumes, which accounted for a $19 million increase, partially offset by higher operating costs, which accounted for a $9 million decrease.

Gross operating margin from our natural gas marketing activities decreased a net $15 million quarter-to-quarter primarily due to lower mark-to-market earnings, which accounted for a $31 million decrease, partially offset by higher average sales margins, which accounted for a $16 million increase.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2025	2024
Segment gross operating margin:
Propylene production and related activities	$85	$137
Butane isomerization and related operations	27	33
Octane enhancement and related plant operations	59	142
Refined products pipelines and related activities	105	72
Ethylene exports and related activities	20	48
Marine transportation and other services	19	12
Total	$315	$444

Selected volumetric data:
Propylene production volumes (MBPD)	113	106
Butane isomerization volumes (MBPD)	114	117
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	188	196
Octane enhancement and related plant sales volumes (MBPD) (1)	46	35
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	949	870
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	311	350

(1)	Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Mont Belvieu area complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Gross operating margin from propylene production and related activities for the first quarter of 2025 decreased $52 million when compared to the first quarter of 2024.

On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities decreased $47 million quarter-to-quarter primarily due to lower average propylene sales margins.  Propylene and associated by-product production volumes at these facilities increased a combined 8 MBPD quarter-to-quarter primarily due to higher production from one of our propylene splitters, which had experienced downtime during the first quarter of 2024.

Butane isomerization and related operations
Gross operating margin from butane isomerization and related operations for the first quarter of 2025 decreased $6 million when compared to the first quarter of 2024 primarily due to higher operating costs.

Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations for the first quarter of 2025 decreased $83 million when compared to the first quarter of 2024 primarily due to lower average sales margins, which accounted for a $51 million decrease, and lower deficiency revenues, which accounted for an additional $32 million decrease.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities for the first quarter of 2025 increased $33 million when compared to the first quarter of 2024.

Gross operating margin from our TE Products Pipeline System increased a net $27 million quarter-to-quarter primarily due to a 34 MBPD increase in transportation volumes, which accounted for a $22 million increase, and higher average transportation fees, which accounted for an additional $9 million increase, partially offset by higher operating costs, which accounted for a $7 million decrease.

Gross operating margin from our TW Products System increased $13 million quarter-to-quarter primarily due to the full start-up of the system, which was placed into service in stages during 2024 and was fully operational in October 2024.

Gross operating margin from our refined products marketing activities decreased $5 million quarter-to-quarter primarily due to lower average sales margins.

Ethylene exports and related activities
Gross operating margin from ethylene exports and related activities for the first quarter of 2025 decreased $28 million when compared to the first quarter of 2024 primarily due to lower deficiency fee revenues from our ethylene pipelines, which accounted for a $17 million decrease, and a 25 MBPD decrease in ethylene export volumes, which accounted for an additional $13 million decrease.  Ethylene transportation volumes decreased 13 MBPD quarter-to-quarter.

Marine transportation and other services
Gross operating margin from marine transportation and other services for the first quarter of 2025 increased $7 million when compared to the first quarter of 2024 primarily due to higher average fees.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At March 31, 2025, we had $3.6 billion of consolidated liquidity.  This amount was comprised of $3.4 billion of available borrowing capacity under EPO’s revolving credit facilities, which is the net of $4.2 billion of total borrowing capacity under EPO’s revolving credit facilities and $830 million outstanding under EPO’s commercial paper program, and $220 million of unrestricted cash on hand.

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

Enterprise Declares Cash Distribution for First Quarter of 2025

On April 7, 2025, we announced that the Board declared a quarterly cash distribution of $0.535 per common unit, or $2.14 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2025.  The quarterly distribution is payable on May 14, 2025 to unitholders of record as of the close of business on April 30, 2025.  The total amount to be paid is $1.17 billion, which includes $11 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  Management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt

At March 31, 2025, the average maturity of EPO’s consolidated debt obligations was approximately 18.3 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2025 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2025	2026	2027	2028	2029	Thereafter
Commercial Paper	$830	$830	$–	$–	$–	$–	$–
Senior Notes	28,775	–	1,625	1,575	1,000	1,250	23,325
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$31,887	$830	$1,625	$1,575	$1,000	$1,250	$25,607

In March 2025, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2025 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement.  The March 2025 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2026.  EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement.  As of March 31, 2025, there are no principal amounts outstanding under this new revolving credit agreement.

Also in March 2025, EPO amended its Multi-Year Revolving Credit Agreement (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”) to extend its maturity date from March 2028 to March 2030.  The remaining material terms of the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, as amended, are consistent with those reported in our 2024 Form 10-K.  As of March 31, 2025, there are no principal amounts outstanding under this revolving credit agreement.

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of May 7, 2025, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, A3 from Moody’s and A- from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors.  The Partnership repurchased 1,803,215 common units through open market purchases during the three months ended March 31, 2025.  The total cost of these repurchases, including commissions and fees was $60 million.  As of March 31, 2025, the remaining available capacity under the 2019 Buyback Program was $803 million.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Three Months Ended March 31,
	2025	2024
Net cash flow provided by operating activities	$2,314	$2,111
Net cash flow used in investing activities	1,047	1,038
Net cash flow used in financing activities	1,651	1,009

Net cash flow provided by operating activities are largely dependent on earnings from our consolidated business activities. Changes in energy commodity prices may impact the demand for natural gas, NGLs, crude oil, petrochemicals and refined products, which could impact sales of our products and the demand for our midstream services.  Changes in demand for our products and services may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, public health emergencies, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their contractual obligations to us in connection with our marketing activities and long-term take-or-pay and dedication agreements.  For a more complete discussion of these and other risk factors pertinent to our business, see “Risk Factors” included under Part I, Item 1A of the 2024 Form 10-K and Part II, Item 1A of this quarterly report.

For additional information regarding our cash flow amounts, please refer to the Unaudited Condensed Statements of Consolidated Cash Flows included under Part I, Item 1 of this quarterly report.

The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flow provided by operating activities for the first quarter of 2025 increased a net $203 million when compared to the first quarter of 2024 primarily due to:

•
a $239 million quarter-to-quarter increase from changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments; partially offset by

•
a $27 million quarter-to-quarter decrease resulting from lower partnership earnings (determined by adjusting our $77 million quarter-to-quarter decrease in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows).

For information regarding significant quarter-to-quarter changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Net cash flow used in investing activities during the first quarter of 2025 increased $9 million when compared to the first quarter of 2024 primarily due to an increase in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).

Financing activities
Net cash flow used in financing activities during the first quarter of 2025 increased a net $642 million when compared to the first quarter of 2024 primarily due to:

•
a net cash outflow of $332 million related to debt transactions that occurred during the first quarter of 2025 compared to a net cash inflow of $649 million related to debt transactions that occurred during the first quarter of 2024.  During the first quarter of 2025, we repaid $1.15 billion principal amount of senior notes, partially offset by net issuances of $830 million under EPO’s commercial paper program.  During the first quarter of 2024, we issued $2.0 billion aggregate principal amount of senior notes, partially offset by the repayment of $850 million principal amount of senior notes and net repayments of $450 million under EPO’s commercial paper program; and

•	a $42 million quarter-to-quarter increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit; partially offset by

•	a $400 million cash outflow during the first quarter of 2024 in connection with the acquisition of noncontrolling interests from affiliates of Western Midstream Partners, LP.

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

The following table summarizes our calculation of DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2025		2024
Net income attributable to common unitholders (GAAP) (1)	$1,393		$1,456
Adjustments to net income attributable to common unitholders to derive DCF and Operational DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	636		616
Cash distributions received from unconsolidated affiliates (2)	103		112
Equity in income of unconsolidated affiliates	(94)		(102)
Asset impairment charges	10		20
Change in fair market value of derivative instruments	42		4
Deferred income tax expense	11		9
Sustaining capital expenditures (3)	(102)		(180)
Other, net	10		7
Operational DCF (non-GAAP)	$2,009		$1,942
Proceeds from asset sales and other matters	4		2
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–		(29)
DCF (non-GAAP)	$2,013		$1,915

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,171		$1,129

Cash distribution per common unit declared by Enterprise GP with respect to period (4)	$0.535		$0.5150

Total DCF retained by the Partnership with respect to period (5)	$842		$786

Distribution coverage ratio (6)	1.7	x	1.7	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)
See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for information regarding our quarterly cash distributions declared with respect to the periods indicated.

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

The following table presents a reconciliation of net cash flow provided by operating activities to DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Net cash flow provided by operating activities (GAAP)	$2,314	$2,111
Adjustments to reconcile net cash flow provided by operating activities to DCF and Operational DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	(203)	36
Sustaining capital expenditures	(102)	(180)
Distributions received from unconsolidated affiliates attributable to the return of capital	15	15
Net income attributable to noncontrolling interests	(12)	(26)
Other, net	(3)	(14)
Operational DCF (non-GAAP)	$2,009	$1,942
Proceeds from asset sales and other matters	4	2
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–	(29)
DCF (non-GAAP)	$2,013	$1,915

Capital Investments

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

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$959	$909
Sustaining capital projects (3)	103	138
Total	$1,062	$1,047

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

Comparison of First Quarter of 2025 with the First Quarter of 2024

In total, investments in growth capital projects increased a net $50 million quarter-to-quarter primarily due to the following:

•	higher investments in the construction of natural gas processing trains and related gathering system expansions in the Delaware and Midland Basins, which accounted for a $92 million increase;

•	higher investments in ethane and LPG export expansion and enhancement projects at our Gulf Coast terminals, which accounted for an additional $33 million increase; partially offset by

•	lower investments in our TW Products System (placed into service during 2024), which accounted for a $74 million decrease.

Investments attributable to sustaining capital projects decreased $35 million quarter-to-quarter primarily due to lower major maintenance activities performed at certain of our reaction-based plants (e.g., our PDH 1 and iBDH facilities) and fluctuations in timing and costs of pipeline integrity and similar projects.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2024 Form 10-K.  The following types of estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”) (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations.  At March 31, 2025, the total amount of Guaranteed Debt was $32.1 billion, which was comprised of $28.8 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes, $830 million of commercial paper, and $261 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $51.9 billion at March 31, 2025.  The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the first quarter of 2025 was $1.6 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries.  We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing.  Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	March 31, 2025	December 31, 2024
Current receivables from Non-Obligor Subsidiaries	$1,344	$1,569
Other current assets	5,484	6,487
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $51.9 billion at March 31, 2025 and $50.8 billion at December 31, 2024	9,312	9,350

Selected liability information:
Current portion of Guaranteed Debt, including interest of $261 million at March 31, 2025 and $536 million at December 31, 2024	$2,714	$1,686
Current payables to Non-Obligor Subsidiaries	1,450	1,438
Other current liabilities	4,264	4,074
Noncurrent portion of Guaranteed Debt, principal only	29,432	31,057
Noncurrent payables to Non-Obligor Subsidiaries	55	55
Other noncurrent liabilities	217	215

Mezzanine equity of Obligor Group:
Preferred units	$50	$50

The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Three Months Ended March 31, 2025	For the Twelve Months Ended December 31, 2024
Revenues from Non-Obligor Subsidiaries	$6,547	$22,286
Revenues from other sources	4,970	19,781
Operating income of Obligor Group	154	443
Net loss of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $1.6 billion for the three months ended March 31, 2025 and $6.8 billion for the twelve months ended December 31, 2024	(200)	(933)

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

At March 31, 2025, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	March 31, 2025	April 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$5	$(11)	$82
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	4	(27)	75
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	6	5	89

NGL, petrochemical and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	March 31, 2025	April 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$61	$55	$(46)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	24	82	(20)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	98	28	(72)

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	March 31, 2025	April 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$19	$9	$139
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(79)	(103)	45
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	117	121	233

Commercial energy derivative portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	March 31, 2025	April 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(3)	$12	$6
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	7	22	15
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(13)	2	(3)

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

At March 31, 2025, our interest rate hedging portfolio consisted of treasury locks.  A treasury lock is an agreement that fixes the price (or yield) of a specified U.S. treasury security for an established period of time.  We use treasury lock agreements to hedge our exposure to interest rate changes and to reduce the volatility of financing costs on an expected future debt issuance.  For a summary of our treasury lock portfolio, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Sensitivity Analysis

The following table shows the effect of hypothetical price movements on the estimated fair value of our treasury lock portfolio at the dates indicated (dollars in millions).
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024 (1)	March 31, 2025	April 15, 2025 (2)
Fair value assuming no change in underlying interest rates	Asset (Liability)	$–	$2	$7
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	–	2	7
Fair value assuming 10% decrease in underlying interest rates	Asset (Liability)	–	2	7

(1)	We did not have any treasury locks outstanding as of December 31, 2024.
(2)	Includes treasury lock transactions entered into in April 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS.

An investment in our securities involves certain risks.  Security holders and potential investors in our securities should carefully consider the risks described under “Risk Factors” set forth in Part I, Item 1A of our 2024 Form 10-K, in addition to other information in such annual report and this quarterly report (including the risk factor set forth below).  The risk factors set forth in our 2024 Form 10-K and as set forth below are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. These actions have caused uncertainty and volatility in financial markets, may result in retaliatory measures on U.S. goods and may adversely impact both the U.S. and global economies.

Our business requires access to steel and other materials to construct and maintain our pipelines. While our practice is to source steel through domestic producers in the U.S. in most instances, any imposition of or increase in tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our construction costs and our costs to maintain our assets. To the extent that we are unable to pass all or any such cost increases on to our customers, such cost increases could adversely affect our returns on investment. Higher materials costs could also diminish our ability to develop new projects at acceptable returns, particularly during times of economic uncertainty, and limit our ability to pursue growth opportunities.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, inflation, and reduced demand for our and our customers’ products and services. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital projects, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities.

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

The Partnership made quarterly PIK distributions to preferred unitholders in the first quarter of 2025 of 20,965 preferred units.  With the exception of 95 preferred units distributed to an unaffiliated third party in the first quarter of 2025, all of the PIK distributions made during 2025 were to OTA Holdings, Inc. (“OTA”), an indirect, wholly owned subsidiary of the Partnership.  The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

The issuances of preferred units as PIK distributions during the first quarter of 2025 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the first quarter of 2025.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the first quarter of 2025:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
January 2025	–	$–	–	$862,646
February 2025	860,198	$33.12	860,198	$834,153
March 2025	943,017	$33.41	943,017	$802,646
Vesting of phantom unit awards:
February 2025 (2)	2,335,787	$33.72	n/a	n/a
March 2025 (3)	2,790	$33.42	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of the Partnership’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 7,318,493 phantom unit awards that vested in February 2025 and converted to common units, 2,335,787 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

(3)
Of the 9,574 phantom unit awards that vested in March 2025 and converted to common units, 2,790 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Enterprise GP adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

Exhibit Number	Exhibit
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

4.55
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

4.59
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

4.61
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

4.63
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

4.67
Form of Global Note representing $1.0 billion principal amount of 3.300% Senior Notes due 2053 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed September 15, 2021).

4.68
Form of Global Note representing $750 million principal amount of 5.050% Senior Notes due 2026 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed January 10, 2023).

4.69
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

4.71
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

4.73
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

4.76	Specimen Unit Certificate for the Series A Cumulative Convertible Preferred Units, (incorporated by reference to Exhibit B to Exhibit 3.1 to Form 8-K filed October 1, 2020).
4.77
Registration Rights Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 1, 2020).

10.1
364-Day Revolving Credit Agreement, dated as of March 28, 2025, by and among Enterprise Products Operating LLC, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent, and certain financial institutions named therein, as Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 28, 2025).

10.2
Guaranty Agreement, dated as of March 28, 2025, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 28, 2025).

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

10.5
First Amendment to Revolving Credit Agreement, dated as of March 28, 2025, by and among Enterprise Products Operating LLC, as Borrower, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and certain financial institutions named therein, as Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 10.5 to Form 8-K filed March 28, 2025).

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at March 31, 2025.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
31.3#	Sarbanes-Oxley Section 302 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.3#	Sarbanes-Oxley Section 906 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2025.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President and Chief Financial Officer of the General Partner