Form 10-Q
period 2025-06-30
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2025-08-08
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑
There were 2,165,247,439 common units of Enterprise Products Partners L.P. outstanding at the close of business on July 31, 2025.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$870	$583
Restricted cash	226	255
Accounts receivable – trade, net of allowance for credit losses of $37 at June 30, 2025 and $38 at December 31, 2024	7,560	9,236
Accounts receivable – related parties	2	4
Inventories (see Note 3)	3,969	3,955
Derivative assets (see Note 14)	689	534
Prepaid and other current assets	844	566
Total current assets	14,160	15,133
Property, plant and equipment, net (see Note 4)	50,495	49,062
Investments in unconsolidated affiliates (see Note 5)	2,221	2,259
Intangible assets, net (see Note 6)	3,902	4,005
Goodwill (see Note 6)	5,712	5,712
Other assets	952	997
Total assets	$77,442	$77,168

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,623	$1,150
Accounts payable – trade	1,326	1,227
Accounts payable – related parties	128	198
Accrued product payables	9,721	10,777
Accrued interest	520	536
Derivative liabilities (see Note 14)	627	471
Other current liabilities	812	818
Total current liabilities	14,757	15,177
Long-term debt (see Note 7)	31,110	30,746
Deferred tax liabilities (see Note 16)	672	656
Other long-term liabilities	934	950
Commitments and contingent liabilities (see Note 17)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,879 units outstanding at June 30, 2025 and 50,687 units outstanding at December 31, 2024)	50	50
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,165,556,485 units issued and outstanding at June 30, 2025, 2,165,699,962 units issued and outstanding at December 31, 2024)	30,127	29,793
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	236	236
Total partners’ equity	29,066	28,732
Noncontrolling interests in consolidated subsidiaries	853	857
Total equity	29,919	29,589
Total liabilities, preferred units, and equity	$77,442	$77,168
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Third parties	$11,352	$13,472	$26,756	$28,217
Related parties	11	11	24	26
Total revenues (see Note 9)	11,363	13,483	26,780	28,243
Costs and expenses:
Operating costs and expenses:
Third party and other costs	9,188	11,400	22,486	24,011
Related parties	404	362	796	725
Total operating costs and expenses	9,592	11,762	23,282	24,736
General and administrative costs:
Third party and other costs	26	17	53	44
Related parties	42	40	75	79
Total general and administrative costs	68	57	128	123
Total costs and expenses (see Note 10)	9,660	11,819	23,410	24,859
Equity in income of unconsolidated affiliates	92	101	186	203
Operating income	1,795	1,765	3,556	3,587
Other income (expense):
Interest expense	(332)	(332)	(672)	(663)
Interest income	6	4	14	17
Other, net	1	–	2	–
Total other expense, net	(325)	(328)	(656)	(646)
Income before income taxes	1,470	1,437	2,900	2,941
Provision for income taxes (see Note 16)	(16)	(15)	(40)	(36)
Net income	1,454	1,422	2,860	2,905
Net income attributable to noncontrolling interests	(18)	(16)	(30)	(42)
Net income attributable to preferred units	(1)	(1)	(2)	(2)
Net income attributable to common unitholders	$1,435	$1,405	$2,828	$2,861

Earnings per unit: (see Note 11)
Basic earnings per common unit	$0.66	$0.64	$1.29	$1.31
Diluted earnings per common unit	$0.66	$0.64	$1.29	$1.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$1,454	$1,422	$2,860	$2,905
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	–	79	22	(83)
Reclassification of gains to net income	(59)	(45)	(33)	(47)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	12	–	14	2
Reclassification of gains to net income	(2)	(1)	(3)	(3)
Total cash flow hedges	(49)	33	–	(131)
Total other comprehensive income (loss)	(49)	33	–	(131)
Comprehensive income	1,405	1,455	2,860	2,774
Comprehensive income attributable to noncontrolling interests	(18)	(16)	(30)	(42)
Comprehensive income attributable to preferred units	(1)	(1)	(2)	(2)
Comprehensive income attributable to common unitholders	$1,386	$1,438	$2,828	$2,730

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$2,860	$2,905
Reconciliation of net income to net cash flow provided by operating activities:
Depreciation and accretion	1,030	981
Amortization of intangible assets	104	101
Amortization of major maintenance costs for reaction-based plants	31	27
Other amortization expense	114	118
Impairment of assets other than goodwill	21	24
Equity in income of unconsolidated affiliates	(186)	(203)
Distributions received from unconsolidated affiliates attributable to earnings	189	204
Net losses (gains) attributable to asset sales and related matters	(9)	5
Deferred income tax expense	16	14
Change in fair market value of derivative instruments	(10)	(8)
Non-cash expense related to long-term operating leases (see Note 17)	55	43
Net effect of changes in operating accounts (see Note 18)	153	(527)
Other operating activities	7	1
Net cash flow provided by operating activities	4,375	3,685
Investing activities:
Capital expenditures	(2,361)	(2,311)
Investments in unconsolidated affiliates	(1)	–
Distributions received from unconsolidated affiliates attributable to the return of capital	35	39
Proceeds from asset sales and other matters	15	6
Other investing activities	(9)	(15)
Net cash flow used in investing activities	(2,321)	(2,281)
Financing activities:
Borrowings under debt agreements	49,565	38,281
Repayments of debt	(48,720)	(36,685)
Debt issuance costs	(25)	(19)
Monetization of interest rate derivative instruments	14	(29)
Cash distributions paid to common unitholders (see Note 8)	(2,319)	(2,235)
Cash payments made in connection with distribution equivalent rights	(22)	(21)
Cash distributions paid to noncontrolling interests	(39)	(63)
Cash contributions from noncontrolling interests	5	25
Repurchase of common units under 2019 Buyback Program	(170)	(80)
Acquisition of noncontrolling interests	–	(400)
Other financing activities	(85)	(64)
Net cash flow used in financing activities	(1,796)	(1,290)
Net change in cash and cash equivalents, including restricted cash	258	114
Cash and cash equivalents, including restricted cash, at beginning of period	838	320
Cash and cash equivalents, including restricted cash, at end of period	$1,096	$434

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, March 31, 2025	$29,927	$(1,297)	$285	$860	$29,775
Net income	1,435	–	–	18	1,453
Cash distributions paid to common unitholders	(1,160)	–	–	–	(1,160)
Cash payments made in connection with distribution equivalent rights	(11)	–	–	–	(11)
Cash distributions paid to noncontrolling interests	–	–	–	(26)	(26)
Cash contributions from noncontrolling interests	–	–	–	1	1
Repurchase and cancellation of common units under 2019 Buyback Program	(110)	–	–	–	(110)
Amortization of fair value of equity-based awards	49	–	–	–	49
Cash flow hedges	–	–	(49)	–	(49)
Other, net	(3)	–	–	–	(3)
Balance, June 30, 2025	$30,127	$(1,297)	$236	$853	$29,919

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2024	$29,793	$(1,297)	$236	$857	$29,589
Net income	2,828	–	–	30	2,858
Cash distributions paid to common unitholders	(2,319)	–	–	–	(2,319)
Cash payments made in connection with distribution equivalent rights	(22)	–	–	–	(22)
Cash distributions paid to noncontrolling interests	–	–	–	(39)	(39)
Cash contributions from noncontrolling interests	–	–	–	5	5
Repurchase and cancellation of common units under 2019 Buyback Program	(170)	–	–	–	(170)
Amortization of fair value of equity-based awards	98	–	–	–	98
Cash flow hedges	–	–	–	–	–
Other, net	(81)	–	–	–	(81)
Balance, June 30, 2025	$30,127	$(1,297)	$236	$853	$29,919

See Notes to Unaudited Condensed Consolidated Financial Statements. For information regarding Unit History,
Accumulated Other Comprehensive Income (Loss), see Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, March 31, 2024	$28,831	$(1,297)	$143	$800	$28,477
Net income	1,405	–	–	16	1,421
Cash distributions paid to common unitholders	(1,118)	–	–	–	(1,118)
Cash payments made in connection with distribution equivalent rights	(11)	–	–	–	(11)
Cash distributions paid to noncontrolling interests	–	–	–	(25)	(25)
Cash contributions from noncontrolling interests	–	–	–	17	17
Repurchase and cancellation of common units under 2019 Buyback Program	(40)	–	–	–	(40)
Amortization of fair value of equity-based awards	44	–	–	–	44
Cash flow hedges	–	–	33	–	33
Other, net	(1)	–	–	–	(1)
Balance, June 30, 2024	$29,110	$(1,297)	$176	$808	$28,797

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2023	$28,663	$(1,297)	$307	$1,086	$28,759
Net income	2,861	–	–	42	2,903
Cash distributions paid to common unitholders	(2,235)	–	–	–	(2,235)
Cash payments made in connection with distribution equivalent rights	(21)	–	–	–	(21)
Cash distributions paid to noncontrolling interests	–	–	–	(63)	(63)
Cash contributions from noncontrolling interests	–	–	–	25	25
Repurchase and cancellation of common units under 2019 Buyback Program	(80)	–	–	–	(80)
Amortization of fair value of equity-based awards	100	–	–	–	100
Acquisition of noncontrolling interests	(118)	–	–	(282)	(400)
Cash flow hedges	–	–	(131)	–	(131)
Other, net	(60)	–	–	–	(60)
Balance, June 30, 2024	$29,110	$(1,297)	$176	$808	$28,797

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
We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees. EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at June 30, 2025.
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
Our fully integrated, midstream energy asset network (or “value chain”) links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States (“U.S.”), Canada and the Gulf of Mexico with domestic consumers and international markets. Our midstream energy operations include:
•natural gas gathering, treating, processing, transportation and storage;
•NGL transportation, fractionation, storage, and marine terminals (including those used to export liquefied petroleum gases (“LPG”) and ethane);
•crude oil gathering, transportation, storage, and marine terminals;
•propylene production facilities (including propane dehydrogenation (“PDH”) facilities), butane isomerization, octane enhancement, isobutane dehydrogenation (“iBDH”) and high purity isobutylene (“HPIB”) production facilities;
•petrochemical and refined products transportation, storage, and marine terminals (including those used to export ethylene and polymer grade propylene (“PGP”)); and
•a marine transportation business that operates on key U.S. inland and intracoastal waterway systems.
Like many publicly traded partnerships, we have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers. See Note 15 for information regarding related party matters.
Our results of operations for the six months ended June 30, 2025 are not necessarily indicative of results expected for the full year of 2025. In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
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

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$870	$583
Restricted cash	226	255
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$1,096	$838
Restricted cash primarily represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, NGLs, crude oil, petrochemicals, refined products and power. Additional cash may be restricted to maintain our commodity derivative instruments portfolio as prices fluctuate or margin requirements change. See Note 14 for information regarding our derivative instruments and hedging activities.
Note 3. Inventories
Our inventory amounts by product type were as follows at the dates indicated:

	June 30, 2025	December 31, 2024
NGLs	$3,026	$2,768
Petrochemicals and refined products	638	652
Crude oil	299	523
Natural gas	6	12
Total	$3,969	$3,955
Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value. The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales (1)	$7,899	$10,184	$19,904	$21,589
Lower of cost or net realizable value adjustments recognized in cost of sales	2	1	4	2

(1)Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Property, Plant and Equipment
The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years	June 30, 2025	December 31, 2024
Plants, pipelines and facilities (1)(5)	3-45	$62,321	$60,716
Underground and other storage facilities (2)(6)	5-40	4,753	4,704
Transportation equipment (3)	3-10	283	272
Marine vessels (4)	15-30	956	949
Land		424	424
Construction in progress		4,900	4,138
Subtotal		73,637	71,203
Less accumulated depreciation		23,305	22,330
Subtotal property, plant and equipment, net		50,332	48,873
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)		163	189
Property, plant and equipment, net		$50,495	$49,062

(1)Plants, pipelines and facilities include distillation-based and reaction-based plants; NGL, natural gas, crude oil and petrochemical and refined products pipelines; terminal loading and unloading facilities; buildings; office furniture and equipment; laboratory and shop equipment and related assets.
(2)Underground and other storage facilities include underground product storage caverns; above ground storage tanks; water wells and related assets.
(3)Transportation equipment includes tractor-trailer tank trucks and other vehicles and similar assets used in our operations.
(4)Marine vessels include tow boats, barges and related equipment used in our marine transportation business.
(5)In general, the estimated useful lives of major assets within this category are: distillation-based and reaction-based plants, 20-35 years; pipelines and related equipment, 5-45 years; terminal facilities, 10-35 years; buildings, 20-40 years; office furniture and equipment, 3-20 years; and laboratory and shop equipment, 5-35 years.
(6)In general, the estimated useful lives of assets within this category are: underground storage facilities, 5-35 years; storage tanks, 10-40 years; and water wells, 5-35 years.
(7)For reaction-based plants, we use the deferral method when accounting for major maintenance activities. Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project. On a weighted-average basis, the expected remaining amortization period for these costs is 2.9 years.
Property, plant and equipment at both June 30, 2025 and December 31, 2024 includes $134 million of asset retirement costs capitalized as an increase in the associated long-lived asset.
The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2024:

ARO liability balance, December 31, 2024	$265
Liabilities incurred (1)	–
Revisions in estimated cash flows (2)	2
Liabilities settled (3)	(3)
Accretion expense (4)	12
ARO liability balance, June 30, 2025	$276

(1)Represents the initial recognition of estimated ARO liabilities during the period.
(2)Represents subsequent adjustments to estimated ARO liabilities during the period.
(3)Represents cash payments to settle ARO liabilities during the period.
(4)Represents the net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.
Of the $276 million total ARO liability recorded at June 30, 2025, $6 million was reflected as a current liability and $270 million as a long-term liability.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense (1)	$512	$491	$1,018	$976
Capitalized interest (2)	53	26	98	51

(1)Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
(2)We capitalize interest costs incurred on funds used to construct property, plant and equipment while the asset is in its construction phase. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life as a component of depreciation expense. When capitalized interest is recorded, it reduces interest expense from what it would be otherwise.
Note 5. Investments in Unconsolidated Affiliates
The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated. We account for these investments using the equity method.

	June 30, 2025	December 31, 2024
NGL Pipelines & Services	$578	$598
Crude Oil Pipelines & Services	1,610	1,628
Natural Gas Pipelines & Services	32	30
Petrochemical & Refined Products Services	1	3
Total	$2,221	$2,259
The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NGL Pipelines & Services	$18	$26	$38	$57
Crude Oil Pipelines & Services	72	73	144	142
Natural Gas Pipelines & Services	–	1	2	3
Petrochemical & Refined Products Services	2	1	2	1
Total	$92	$101	$186	$203
In June 2025, we sold our 25% membership interest in Transport 4, L.L.C. (“Transport 4”) to third parties for cash proceeds of $8 million and recorded a $6 million gain.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Intangible Assets and Goodwill
Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	June 30, 2025			December 31, 2024
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(282)	$167	$449	$(276)	$173
Contract-based intangibles	754	(158)	596	754	(141)	613
Segment total	1,203	(440)	763	1,203	(417)	786
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(669)	1,526	2,195	(627)	1,568
Contract-based intangibles	283	(278)	5	283	(278)	5
Segment total	2,478	(947)	1,531	2,478	(905)	1,573
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,351	(682)	669	1,351	(663)	688
Contract-based intangibles	1,082	(244)	838	1,081	(227)	854
Segment total	2,433	(926)	1,507	2,432	(890)	1,542
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(95)	86	181	(92)	89
Contract-based intangibles	45	(30)	15	45	(30)	15
Segment total	226	(125)	101	226	(122)	104
Total intangible assets	$6,340	$(2,438)	$3,902	$6,339	$(2,334)	$4,005
The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NGL Pipelines & Services	$12	$11	$23	$21
Crude Oil Pipelines & Services	21	26	42	51
Natural Gas Pipelines & Services	18	13	36	26
Petrochemical & Refined Products Services	1	1	3	3
Total	$52	$51	$104	$101
The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2025	2026	2027	2028	2029
$111	$216	$209	$198	$199
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction. There has been no change in our goodwill amounts since those reported in our 2024 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Debt Obligations
The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	June 30, 2025	December 31, 2024
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$–	$–
Senior Notes MM, 3.75% fixed-rate, due February 2025	–	1,150
Senior Notes FFF, 5.05% fixed-rate, due January 2026	750	750
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
March 2025 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2026 (1)	–	–
Senior Notes HHH, 4.60% fixed-rate, due January 2027	1,000	1,000
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
Senior Notes LLL, 4.30% fixed-rate, due June 2028	500	–
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2030 (2)	–	–
Senior Notes MMM, 4.60% fixed-rate, due January 2031	750	–
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	1,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes III, 4.85% fixed-rate, due January 2034	1,000	1,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes JJJ 4.95% fixed-rate, due February 2035	1,100	1,100
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes NNN, 5.20% fixed-rate, due January 2036	750	–
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes KKK, 5.55% fixed-rate, due February 2055	1,400	1,400
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	30,775	29,925
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)	700	700
Total principal amount of senior and junior debt obligations	33,057	32,207
Other, non-principal amounts	(324)	(311)
Less current maturities of debt	(1,623)	(1,150)
Total long-term debt	$31,110	$30,746

(1)Under the terms of the agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election provided certain conditions are met).
(2)Under the terms of the agreement, EPO may borrow up to $2.7 billion (which may be increased by up to $500 million to $3.2 billion at EPO’s election provided certain conditions are met).
(3)Variable rate is reset quarterly and based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus (a) a 0.26161% tenor spread adjustment and (b) 2.778%.
(4)Variable rate is reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.986%.
(5)Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 3.033%.
(6)Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month CME Term SOFR plus (a) a 0.26161% tenor spread adjustment and (b) 2.57%.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the six months ended June 30, 2025:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	4.50% to 4.68%	4.57%
EPO Junior Subordinated Notes C	7.36% to 7.51%	7.41%
EPO Junior Subordinated Notes D	7.57% to 7.73%	7.61%
Amounts borrowed under EPO’s March 2025 $1.5 Billion 364-Day Revolving Credit Agreement and March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement bear interest, at EPO’s election, equal to: (i) SOFR, plus an additional variable spread; or (ii) an alternate base rate, which is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) Adjusted Term SOFR, for an interest period of one month in effect on such day plus 1%, and a variable spread. The applicable spreads are determined based on EPO’s debt ratings.
Scheduled Maturities of Debt
The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at June 30, 2025 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2025	2026	2027	2028	2029	Thereafter
Senior Notes	$30,775	$–	$1,625	$1,575	$1,500	$1,250	$24,825
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$33,057	$–	$1,625	$1,575	$1,500	$1,250	$27,107
March 2025 $1.5 Billion 364-Day Revolving Credit Agreement
In March 2025, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2025 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement. As of June 30, 2025, there were no principal amounts outstanding under the March 2025 $1.5 Billion 364-Day Revolving Credit Agreement.
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
Issuance of $2.0 Billion of Senior Notes in June 2025

In June 2025, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $500 million principal amount of senior notes due June 2028 (“Senior Notes LLL”), (ii) $750 million principal amount of senior notes due January 2031 (“Senior Notes MMM”) and (iii) $750 million principal amount of senior notes due January 2036 (“Senior Notes NNN”). Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including amounts outstanding under our commercial paper program).

Senior Notes LLL were issued at 99.869% of their principal amount and have a fixed interest rate of 4.30% per year. Senior Notes MMM were issued at 99.816% of their principal amount and have a fixed interest rate of 4.60% per year. Senior Notes NNN were issued at 99.665% of their principal amount and have a fixed interest rate of 5.20% per year. The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Letters of Credit
At June 30, 2025, EPO had $35 million of letters of credit outstanding primarily related to our insurance program.
Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at June 30, 2025.
Parent-Subsidiary Guarantor Relationships
The Partnership acts as guarantor of the consolidated debt obligations of EPO. If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.
Note 8. Capital Accounts
Common Limited Partner Interests
The following table summarizes changes in the number of our common units outstanding since December 31, 2024:

Common units outstanding at December 31, 2024	2,165,699,962
Common unit repurchases under 2019 Buyback Program	(1,803,215)
Common units issued in connection with the vesting of phantom unit awards, net	4,989,490
Other	16,398
Common units outstanding at March 31, 2025	2,168,902,635
Common unit repurchases under 2019 Buyback Program	(3,566,979)
Common units issued in connection with the vesting of phantom unit awards, net	220,829
Common units outstanding at June 30, 2025	2,165,556,485
Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.
In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program). The Partnership did not issue any common units under its ATM program during the six months ended June 30, 2025. The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of June 30, 2025.

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
During the three and six months ended June 30, 2025, the Partnership repurchased 3,566,979 and 5,370,194 common units, respectively, under the 2019 Buyback Program through open market purchases. The total cost of these repurchases, including commissions and fees, was $110 million and $170 million, respectively. During the three and six months ended June 30, 2024, the Partnership repurchased 1,419,581 and 2,806,416 common units, respectively, under the 2019 Buyback Program through open market purchases. The total cost of these repurchases, including commissions and fees, was $40 million and $80 million, respectively. Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition. At June 30, 2025, the remaining available capacity under the 2019 Buyback Program was $692 million.
Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 5,210,319 new common units to employees in connection with the vesting of phantom unit awards during the six months ended June 30, 2025. See Note 13 for information regarding our phantom unit awards.
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
During the six months ended June 30, 2025, agents of the Partnership purchased 2,366,556 common units on the open market and delivered them to participants in the DRIP and EUPP. Apart from $2 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants. No other Partnership funds were used to satisfy these obligations. We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on August 14, 2025.
Preferred Units
The following table summarizes changes in the number of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding since December 31, 2024.

Preferred units outstanding at December 31, 2024	50,687
Paid in-kind distribution to third party	95
Preferred units outstanding at March 31, 2025	50,782
Paid in-kind distribution to third party	97
Preferred units outstanding at June 30, 2025	50,879
We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.
During the six months ended June 30, 2025, the Partnership made quarterly cash distributions to its preferred unitholders of $2 million and paid-in-kind distributions of 192 new preferred units valued at less than $1 million.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges		Other	Total
	Commodity Derivative Instruments	Interest Rate Derivative Instruments
Accumulated Other Comprehensive Income (Loss), December 31, 2024	$91	$143	$2	$236
Other comprehensive income (loss) for period, before reclassifications	22	14	–	36
Reclassification of losses (gains) to net income during period	(33)	(3)	–	(36)
Total other comprehensive income (loss) for period	(11)	11	–	–
Accumulated Other Comprehensive Income (Loss), June 30, 2025	$80	$154	$2	$236

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2023	$154	$151	$2	$307
Other comprehensive income (loss) for period, before reclassifications	(83)	2	–	(81)
Reclassification of losses (gains) to net income during period	(47)	(3)	–	(50)
Total other comprehensive income (loss) for period	(130)	(1)	–	(131)
Accumulated Other Comprehensive Income (Loss), June 30, 2024	$24	$150	$2	$176
The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Losses (gains) on cash flow hedges:	Location	2025	2024	2025	2024
Interest rate derivatives	Interest expense	$(2)	$(1)	$(3)	$(3)
Commodity derivatives	Revenue	(67)	(61)	(53)	(80)
Commodity derivatives	Operating costs and expenses	8	16	20	33
Total		$(61)	$(46)	$(36)	$(50)
For information regarding our interest rate and commodity derivative instruments, see Note 14.
Cash Distributions
On July 8, 2025, we announced that the Board declared a quarterly cash distribution of $0.545 per common unit, or $2.18 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the second quarter of 2025. The quarterly distribution is payable on August 14, 2025 to unitholders of record as of the close of business on July 31, 2025. The total amount to be paid is $1.19 billion, which includes $11 million for distribution equivalent rights (“DERs”) on phantom unit awards.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NGL Pipelines & Services:
Sales of NGLs and related products	$2,723	$3,581	$7,374	$7,981
Segment midstream services:
Natural gas processing and fractionation	296	336	648	694
Transportation	308	263	620	542
Storage and terminals	79	85	164	188
Total segment midstream services	683	684	1,432	1,424
Total NGL Pipelines & Services	3,406	4,265	8,806	9,405
Crude Oil Pipelines & Services:
Sales of crude oil	4,479	5,598	9,304	10,720
Segment midstream services:
Transportation	195	190	384	383
Storage and terminals	109	100	216	200
Total segment midstream services	304	290	600	583
Total Crude Oil Pipelines & Services	4,783	5,888	9,904	11,303
Natural Gas Pipelines & Services:
Sales of natural gas	632	241	1,417	744
Segment midstream services:
Transportation	439	371	875	722
Total segment midstream services	439	371	875	722
Total Natural Gas Pipelines & Services	1,071	612	2,292	1,466
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,775	2,389	5,101	5,354
Segment midstream services:
Fractionation and isomerization	84	85	187	211
Transportation, including marine logistics	157	163	332	341
Storage and terminals	87	81	158	163
Total segment midstream services	328	329	677	715
Total Petrochemical & Refined Products Services	2,103	2,718	5,778	6,069
Total consolidated revenues	$11,363	$13,483	$26,780	$28,243
Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Unbilled Revenue and Deferred Revenue
The following tables provide information regarding our contract assets and contract liabilities at June 30, 2025:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$8
Total		$8

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$184
Deferred revenue (noncurrent)	Other long-term liabilities	260
Total		$444

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances for the six months ended June 30, 2025:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2024	$9	$452
Amount included in opening balance transferred to other accounts during period (1)	(9)	(148)
Amount recorded during period (2)	45	439
Amounts recorded during period transferred to other accounts (1)	(37)	(297)
Other changes	–	(2)
Balance at June 30, 2025	$8	$444

(1)Unbilled revenues are transferred to accounts receivable once we have an unconditional right to consideration from the customer. Deferred revenues are recognized as revenue upon satisfaction of our performance obligation to the customer.
(2)Unbilled revenue represents revenue that has been recognized upon satisfaction of a performance obligation, but cannot be contractually invoiced (or billed) to the customer at the balance sheet date until a future period. Deferred revenue is recorded when payment is received from a customer prior to our satisfaction of the associated performance obligation.
Remaining Performance Obligations
The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year. These amounts represent the revenues we expect to recognize in future periods from these contracts as of June 30, 2025.

Period	Fixed Consideration
Six months ended December 31, 2025	$2,174
One year ended December 31, 2026	4,288
One year ended December 31, 2027	3,952
One year ended December 31, 2028	3,518
One year ended December 31, 2029	2,703
Thereafter	10,856
Total	$27,491
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
The following information summarizes the assets and operations of each business segment:
•Our NGL Pipelines & Services business segment includes our natural gas processing and related NGL marketing activities, NGL pipelines, NGL fractionation facilities, NGL and related product storage facilities, and NGL marine terminals.
•Our Crude Oil Pipelines & Services business segment includes our crude oil pipelines, crude oil storage and marine terminals, and related crude oil marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Our Natural Gas Pipelines & Services business segment includes our natural gas pipeline systems that provide for the gathering, treating and transportation of natural gas. This segment also includes our natural gas marketing activities.
•Our Petrochemical & Refined Products Services business segment includes our (i) propylene production facilities, which include propylene fractionation units and PDH facilities, and related pipelines and marketing activities, (ii) butane isomerization complex and related deisobutanizer operations, (iii) octane enhancement, iBDH and HPIB production facilities, (iv) refined products pipelines, terminals and related marketing activities, (v) ethylene export terminal and related operations; and (vi) marine transportation business.
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
The following table presents a reconciliation of total segment gross operating margin to income before income taxes for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total segment gross operating margin	$2,471	$2,427	$4,935	$4,934
Adjustments to reconcile total segment gross operating margin to income before income taxes (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	(610)	(581)	(1,212)	(1,163)
Asset impairment charges in operating costs and expenses	(11)	(4)	(21)	(24)
Net gains (losses) attributable to asset sales and related matters in operating costs and expenses	7	(5)	9	(5)
General and administrative costs	(68)	(57)	(128)	(123)
Non-refundable payments received from shippers attributable to make-up rights (2)	(6)	(18)	(43)	(43)
Subsequent recognition of revenues attributable to make-up rights (3)	12	3	16	11
Total other expense, net (4)	(325)	(328)	(656)	(646)
Income before income taxes	$1,470	$1,437	$2,900	$2,941

(1)Excludes amortization of major maintenance costs for reaction-based plants and amortization of finance lease right-of-use (“ROU”) assets, which are components of gross operating margin.
(2)Since make-up rights entail a future performance obligation by the pipeline to the shipper, these receipts are recorded as deferred revenue for GAAP purposes; however, these receipts are included in gross operating margin in the period of receipt since they are non-refundable to the shipper.
(3)As deferred revenues attributable to make-up rights are subsequently recognized as revenue under GAAP, gross operating margin must be adjusted to remove such amounts to prevent duplication since the associated non-refundable payments were previously included in gross operating margin.
(4)As presented on our Statements of Consolidated Operations, Total other expense, net is comprised of Interest expense, Interest income and Other, net.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information
The following tables present segment revenues and significant segment expenses by segment, together with a reconciliation to segment gross operating margin, for the periods indicated:

	For the Three Months Ended June 30, 2025
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$3,404	$4,777	$1,068	$2,103	$11,352
Revenues from related parties	2	6	3	–	11
Intersegment and intrasegment revenues	17,004	9,324	202	5,797	32,327
Total segment revenues	20,410	14,107	1,273	7,900	43,690
Significant segment expenses:
Cost of sales	18,487	13,660	644	7,159	39,950
Variable operating costs and expenses (1)	204	34	20	107	365
Fixed operating costs and expenses (2)	442	88	195	283	1,008
Total significant segment expenses	19,133	13,782	859	7,549	41,323
Other segment income:
Equity in income of unconsolidated affiliates	18	72	–	2	92
Other segment items (3)	2	6	3	1	12
Total other segment income	20	78	3	3	104
Total segment gross operating margin	$1,297	$403	$417	$354	$2,471

Other financial information:
Capital expenditures	$825	$25	$327	$122	$1,299

(1)Variable operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally fluctuate based on utilization.
(2)Fixed operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally remain constant independent of utilization.
(3)Other segment items for each segment primarily represent the following:
•NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights, subsequent recognition of revenues attributable to make-up rights and other miscellaneous segment items.
•Crude Oil Pipelines & Services – Other miscellaneous segment items.
•Natural Gas Pipelines & Services – Other miscellaneous segment items.
•Petrochemical & Refined Products Services – Other miscellaneous segment items.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2025
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$8,802	$9,892	$2,284	$5,778	$26,756
Revenues from related parties	4	12	8	–	24
Intersegment and intrasegment revenues	34,021	19,946	434	12,992	67,393
Total segment revenues	42,827	29,850	2,726	18,770	94,173
Significant segment expenses:
Cost of sales	38,920	28,967	1,543	17,315	86,745
Variable operating costs and expenses (1)	403	69	42	213	727
Fixed operating costs and expenses (2)	865	189	372	577	2,003
Total significant segment expenses	40,188	29,225	1,957	18,105	89,475
Other segment income:
Equity in income of unconsolidated affiliates	38	144	2	2	186
Other segment items (3)	38	8	3	2	51
Total other segment income	76	152	5	4	237
Total segment gross operating margin	$2,715	$777	$774	$669	$4,935

Other financial information:
Capital expenditures	$1,460	$48	$630	$223	$2,361

(1)Variable operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally fluctuate based on utilization.
(2)Fixed operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally remain constant independent of utilization.
(3)Other segment items for each segment primarily represent the following:
•NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights, subsequent recognition of revenues attributable to make-up rights and other miscellaneous segment items.
•Crude Oil Pipelines & Services – Other miscellaneous segment items.
•Natural Gas Pipelines & Services – Other miscellaneous segment items.
•Petrochemical & Refined Products Services – Other miscellaneous segment items.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2024
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$4,262	$5,883	$609	$2,718	$13,472
Revenues from related parties	3	5	3	–	11
Intersegment and intrasegment revenues	11,558	15,042	138	5,714	32,452
Total segment revenues	15,823	20,930	750	8,432	45,935
Significant segment expenses:
Cost of sales	13,957	20,467	269	7,710	42,403
Variable operating costs and expenses (1)	167	26	24	85	302
Fixed operating costs and expenses (2)	404	103	168	248	923
Total significant segment expenses	14,528	20,596	461	8,043	43,628
Other segment income:
Equity in income of unconsolidated affiliates	26	73	1	1	101
Other segment items (3)	4	10	3	2	19
Total other segment income	30	83	4	3	120
Total segment gross operating margin	$1,325	$417	$293	$392	$2,427

Other financial information:
Capital expenditures	$629	$44	$246	$345	$1,264

(1)Variable operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally fluctuate based on utilization.
(2)Fixed operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally remain constant independent of utilization.
(3)Other segment items for each segment primarily represent the following:
•NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights, subsequent recognition of revenues attributable to make-up rights and other miscellaneous segment items.
•Crude Oil Pipelines & Services – Other miscellaneous segment items.
•Natural Gas Pipelines & Services – Other miscellaneous segment items.
•Petrochemical & Refined Products Services – Other miscellaneous segment items.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2024
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$9,399	$11,289	$1,460	$6,069	$28,217
Revenues from related parties	6	14	6	–	26
Intersegment and intrasegment revenues	23,113	28,869	315	12,038	64,335
Total segment revenues	32,518	40,172	1,781	18,107	92,578
Significant segment expenses:
Cost of sales	28,767	39,216	827	16,585	85,395
Variable operating costs and expenses (1)	341	72	39	179	631
Fixed operating costs and expenses (2)	829	207	318	497	1,851
Total significant segment expenses	29,937	39,495	1,184	17,261	87,877
Other segment income (expense):
Equity in income of unconsolidated affiliates	57	142	3	1	203
Other segment items (3)	27	9	5	(11)	30
Total other segment income (expense), net	84	151	8	(10)	233
Total segment gross operating margin	$2,665	$828	$605	$836	$4,934

Other financial information:
Capital expenditures	$1,206	$81	$450	$574	$2,311

(1)Variable operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally fluctuate based on utilization.
(2)Fixed operating costs and expenses represent the cost of operating our plants, pipelines and other fixed assets that generally remain constant independent of utilization.
(3)Other segment items for each segment primarily represent the following:
•NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights, subsequent recognition of revenues attributable to make-up rights and other miscellaneous segment items.
•Crude Oil Pipelines & Services – Other miscellaneous segment items.
•Natural Gas Pipelines & Services – Other miscellaneous segment items.
•Petrochemical & Refined Products Services – Other miscellaneous segment items.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Segment revenues:
NGL Pipelines & Services	$20,410	$15,823	$42,827	$32,518
Crude Oil Pipelines & Services	14,107	20,930	29,850	40,172
Natural Gas Pipelines & Services	1,273	750	2,726	1,781
Petrochemical & Refined Products Services	7,900	8,432	18,770	18,107
Total segment revenues	43,690	45,935	94,173	92,578
Elimination of intersegment and intrasegment revenues	(32,327)	(32,452)	(67,393)	(64,335)
Total consolidated revenues	$11,363	$13,483	$26,780	$28,243
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our segment assets, together with a reconciliation to our consolidated total assets, at the dates indicated:

	June 30, 2025	December 31, 2024
NGL Pipelines & Services	$22,457	$21,900
Crude Oil Pipelines & Services	11,234	11,390
Natural Gas Pipelines & Services	12,458	12,260
Petrochemical & Refined Products Services	11,281	11,350
Total segment assets	57,430	56,900
Construction in progress	4,900	4,138
Current assets	14,160	15,133
Other assets	952	997
Consolidated total assets	$77,442	$77,168
Supplemental Revenue and Expense Information
The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated revenues:
NGL Pipelines & Services	$3,406	$4,265	$8,806	$9,405
Crude Oil Pipelines & Services	4,783	5,888	9,904	11,303
Natural Gas Pipelines & Services	1,071	612	2,292	1,466
Petrochemical & Refined Products Services	2,103	2,718	5,778	6,069
Total consolidated revenues	$11,363	$13,483	$26,780	$28,243

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$7,899	$10,184	$19,904	$21,589
Other operating costs and expenses (1)	1,064	974	2,123	1,928
Depreciation, amortization and accretion	625	595	1,243	1,190
Asset impairment charges	11	4	21	24
Net losses (gains) attributable to asset sales and related matters	(7)	5	(9)	5
General and administrative costs	68	57	128	123
Total consolidated costs and expenses	$9,660	$11,819	$23,410	$24,859

(1)Represents the cost of operating our plants, pipelines and other fixed assets excluding depreciation, amortization and accretion charges; asset impairment charges; and net gains attributable to asset sales and related matters.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Earnings Per Unit
The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,435	$1,405	$2,828	$2,861
Earnings allocated to phantom unit awards (1)	(14)	(13)	(27)	(27)
Net income allocated to common unitholders	$1,421	$1,392	$2,801	$2,834

Basic weighted-average number of common units outstanding	2,168	2,171	2,167	2,171

Basic earnings per common unit	$0.66	$0.64	$1.29	$1.31

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,435	$1,405	$2,828	$2,861
Net income attributable to preferred units	1	1	2	2
Net income attributable to limited partners	$1,436	$1,406	$2,830	$2,863

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,168	2,171	2,167	2,171
Phantom units (2)	20	21	21	21
Preferred units (2)	2	2	2	2
Total	2,190	2,194	2,190	2,194

Diluted earnings per common unit	$0.66	$0.64	$1.29	$1.30

(1)Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 13 for information regarding our phantom units.
(2)We use the “if-converted method” to determine the potential dilutive effect of the vesting of phantom unit awards and the conversion of preferred units outstanding. See Note 13 for information regarding phantom unit awards. See Note 8 for information regarding preferred units.
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

(1)As part of this transaction, we acquired other assets and assumed liabilities that net to a negligible amount. Acquired other assets primarily included accounts receivable and ROU assets. Assumed liabilities primarily included accounts payable and operating lease liabilities. None of these amounts were considered individually significant.
On a historical pro forma basis, our revenues, costs and expenses, operating income, net income attributable to common unitholders and earnings per unit for the three and six months ended June 30, 2024 would not have differed materially from those we actually reported had the acquisition been completed on January 1, 2024 rather than October 28, 2024.
Note 13. Equity-Based Awards
An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA. The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Equity-classified awards:
Phantom unit awards	$50	$45	$99	$91
Profits interest awards	–	–	–	10
Total	$50	$45	$99	$101
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
Phantom Unit Awards
Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions). The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2024	20,592,251	$25.21
Granted (2)	7,792,090	$33.12
Vested	(7,630,601)	$24.37
Forfeited	(407,883)	$28.32
Phantom unit awards at June 30, 2025	20,345,857	$28.49

(1)Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)The aggregate grant date fair value of phantom unit awards issued during 2025 was $258 million based on a grant date market price of the Partnership’s common units ranging from $33.12 to $33.21 per unit. An estimated annual forfeiture rate of 2.0% was applied to these awards.

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
The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cash payments made in connection with DERs	$11	$11	$22	$21
Total intrinsic value of phantom unit awards that vested during period	9	7	256	194
For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $322 million at June 30, 2025, of which our share of such cost is currently estimated to be $261 million. Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.2 years.
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
During 2025, we entered into four treasury lock transactions to fix the seven-year treasury rate at a weighted-average rate of approximately 3.98% on an aggregate notional amount of $750 million. The purpose of these transactions was to hedge the underlying interest rate risk associated with debt issuances that occurred in June 2025. Upon settlement of these treasury lock transactions in May 2025, we received total cash proceeds of $14 million. As cash flow hedges, gains on these derivative instruments are reflected as a component of accumulated other comprehensive income and will be amortized to earnings as a component of interest expense over seven years.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2025, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.
•The objective of our anticipated future commodity purchases and sales hedging program is to hedge the margins of certain transportation, storage, blending and operational activities by locking in purchase and sale prices through the use of derivative instruments and related contracts.
•The objective of our natural gas processing hedging program is to hedge an amount of earnings associated with these activities. We achieve this objective by executing fixed-price sales for a portion of our expected equity production using derivative instruments and related contracts. For certain natural gas processing contracts, the hedging of expected equity NGL production also involves the purchase of natural gas for plant thermal reduction, which is hedged using derivative instruments and related contracts.
•The objective of our inventory hedging program is to hedge the fair value of commodity products currently held in inventory by locking in the sales price of the inventory through the use of derivative instruments and related contracts.
•The objective of our commercial energy hedging program is to hedge anticipated future purchases of power for certain operations in Southeast Texas by locking in purchase prices through the use of derivative instruments and related contracts.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at June 30, 2025 (volume measures as noted):

	Volume (1)		Accounting Treatment
Derivative Purpose	Current (2)	Long-Term (2)
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted sales of natural gas (Bcf)	36.5	18.4	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	4.6	0.4	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	2.5	0.1	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	2.0	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	216.3	17.4	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	214.2	19.0	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	3.4	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	3.6	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	16.6	7.2	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	23.2	14.3	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	0.1	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.2	0.7	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	64.9	n/a	Mark-to-market
NGL risk management activities (MMBbls) (3)	22.4	11.6	Mark-to-market
Refined products risk management activities (MMBbls) (3)	3.5	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	90.9	0.5	Mark-to-market
Petrochemical risk management activities (MMBbls) (3)	0.3	n/a	Mark-to-market
Commercial energy risk management activities (TWh) (3)	n/a	0.1	Mark-to-market

(1)Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2027, December 2025 and August 2028, respectively.
(3)Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.
The carrying amount of our inventories subject to fair value hedges was $7 million and $11 million at June 30, 2025 and December 31, 2024, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
Derivative Instruments and Related Hedged Items
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	June 30, 2025		December 31, 2024		June 30, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity derivatives	Current assets	$232	Current assets	$210	Current liabilities	$209	Current liabilities	$178
Commodity derivatives	Other assets	28	Other assets	22	Other liabilities	19	Other liabilities	4
Total commodity derivatives		260		232		228		182
Total derivatives designated as hedging instruments		$260		$232		$228		$182

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$457	Current assets	$324	Current liabilities	$418	Current liabilities	$293
Commodity derivatives	Other assets	2	Other assets	19	Other liabilities	1	Other liabilities	20
Total commodity derivatives		459		343		419		313
Total derivatives not designated as hedging instruments		$459		$343		$419		$313
Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements. The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of June 30, 2025:
Commodity derivatives	$719	$–	$719	$(644)	$(74)	$–	$1
As of December 31, 2024:
Commodity derivatives	$575	$–	$575	$(495)	$(79)	$–	$1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of June 30, 2025:
Commodity derivatives	$647	$–	$647	$(644)	$–	$–	$3
As of December 31, 2024:
Commodity derivatives	$495	$–	$495	$(495)	$–	$–	$–
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
The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Commodity derivatives	Revenue	$3	$–	$4	$1
Total		$3	$–	$4	$1

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Commodity derivatives	Revenue	$(2)	$1	$(2)	$5
Total		$(2)	$1	$(2)	$5
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate derivatives	$12	$–	$14	$2
Commodity derivatives – Revenue (1)	19	74	37	(75)
Commodity derivatives – Operating costs and expenses (1)	(19)	5	(15)	(8)
Total	$12	$79	$36	$(81)

(1)The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Interest rate derivatives	Interest expense	$2	$1	$3	$3
Commodity derivatives	Revenue	67	61	53	80
Commodity derivatives	Operating costs and expenses	(8)	(16)	(20)	(33)
Total		$61	$46	$36	$50
Over the next twelve months, we expect to reclassify $8 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense. Likewise, we expect to reclassify $83 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $80 million as an increase in revenue and $3 million as a decrease in operating costs and expenses.
The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Commodity derivatives	Revenue	$68	$(5)	$47	$8
Commodity derivatives	Operating costs and expenses	3	–	1	(1)
Total		$71	$(5)	$48	$7
The $48 million net gain recognized for the six months ended June 30, 2025 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $35 million of net realized gains and $13 million of net unrealized mark-to-market gains attributable to commodity derivatives.
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

	At June 30, 2025 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$564	$507	$1	$1,072
Impact of CME Rule 814	(147)	(206)	–	(353)
Total commodity derivatives	417	301	1	719
Total	$417	$301	$1	$719

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$449	$553	$1	$1,003
Impact of CME Rule 814	(73)	(283)	–	(356)
Total commodity derivatives	376	270	1	647
Total	$376	$270	$1	$647

	At December 31, 2024 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$355	$443	$–	$798
Impact of CME Rule 814	(56)	(167)	–	(223)
Total commodity derivatives	299	276	–	575
Total	$299	$276	$–	$575

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$291	$404	$21	$716
Impact of CME Rule 814	(43)	(157)	(21)	(221)
Total commodity derivatives	248	247	–	495
Total	$248	$247	$–	$495
In the aggregate, the fair value of our commodity hedging portfolios at June 30, 2025 was a net derivative asset of $69 million prior to the impact of CME Rule 814.
Financial assets and liabilities recorded on the balance sheet at June 30, 2025 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature. The estimated total fair value of our fixed-rate debt obligations was $30.2 billion and $28.9 billion at June 30, 2025 and December 31, 2024, respectively. The aggregate carrying value of these debt obligations was $32.5 billion and $31.6 billion at June 30, 2025 and December 31, 2024, respectively. These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing. Changes in market rates of interest affect the fair value of our fixed-rate debt. The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based. We do not have any long-term investments in debt or equity securities recorded at fair value.
Note 15. Related Party Transactions
The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues – related parties:
Unconsolidated affiliates	$11	$11	$24	$26
Costs and expenses – related parties:
EPCO and its privately held affiliates	$409	$362	$796	$718
Unconsolidated affiliates	37	40	75	86
Total	$446	$402	$871	$804
The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	June 30, 2025	December 31, 2024
Accounts receivable - related parties:
Unconsolidated affiliates	$2	$4

Accounts payable - related parties:
EPCO and its privately held affiliates	$114	$180
Unconsolidated affiliates	14	18
Total	$128	$198
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
At June 30, 2025, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,234,756 common units	32.4%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 59,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at June 30, 2025. These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO. An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.
The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates. EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any. During the six months ended June 30, 2025 and 2024, we paid EPCO and its privately held affiliates cash distributions totaling $727 million and $700 million, respectively.
We have no employees. All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers. We and our general partner are parties to the ASA. The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating costs and expenses	$364	$319	$715	$633
General and administrative expenses	39	38	68	74
Total costs and expenses	$403	$357	$783	$707
We lease office space from privately held affiliates of EPCO. For the three months ended June 30, 2025 and 2024, we recognized $6 million and $4 million, respectively, of related party operating lease expense in connection with these office space leases. For the six months ended June 30, 2025 and 2024, we recognized $12 million and $7 million, respectively, of related party operating lease expense in connection with these office space leases.
Note 16. Income Taxes
Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We did not rely on any uncertain tax positions in recording our income tax-related amounts during the three and six months ended June 30, 2025 and 2024.
Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Current portion of income tax provision:
Federal	$–	$–	$(1)	$–
State	(11)	(10)	(23)	(22)
Total current portion	(11)	(10)	(24)	(22)
Deferred portion of income tax provision:
Federal	(4)	(4)	(8)	(8)
State	(1)	(1)	(8)	(6)
Total deferred portion	(5)	(5)	(16)	(14)
Total provision for income taxes	$(16)	$(15)	$(40)	$(36)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Pre-Tax Net Book Income (“NBI”)	$1,470	$1,437	$2,900	$2,941

Texas Margin Tax (1)	(11)	(10)	(30)	(27)
State income tax provision, net of federal benefit	–	–	(1)	–
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(5)	(5)	(9)	(8)
Other	–	–	–	(1)
Provision for income taxes	$(16)	$(15)	$(40)	$(36)

Effective income tax rate	(1.1)%	(1.0)%	(1.4)%	(1.2)%

(1)Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.
The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	June 30, 2025	December 31, 2024
Deferred tax liabilities:
Attributable to investment in OTA (1)	$483	$462
Attributable to property, plant and equipment	158	151
Attributable to investments in other entities	4	5
Other	98	98
Total deferred tax liabilities	743	716
Deferred tax assets:
Net operating loss carryovers (2)	68	56
Temporary differences related to Texas Margin Tax	3	4
Total deferred tax assets	71	60
Total net deferred tax liabilities	$672	$656

(1)Represents the deferred tax liability balance held by our wholly owned subsidiary, OTA Holdings, Inc. (“OTA”), which we acquired in March 2020.
(2)The loss amount presented as of June 30, 2025 has an indefinite carryover period. All losses are subject to limitations on their utilization.
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
There were no accruals for litigation contingencies at June 30, 2025 and December 31, 2024, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contractual Obligations
Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements. In total, the principal amount of our consolidated debt obligations were $33.1 billion and $32.2 billion at June 30, 2025 and December 31, 2024, respectively. See Note 7 for additional information regarding our scheduled future maturities of debt principal.
Lease Accounting Matters
There has been no significant change in our operating and finance lease obligations since those disclosed in the 2024 Form 10-K.
The following table presents information regarding operating and finance leases where we are the lessee at June 30, 2025:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Operating leases
Storage and pipeline facilities	$193	$191	8 years	4.5%
Transportation equipment	37	38	3 years	4.8%
Office and warehouse space	165	199	11 years	3.3%
Total operating leases	395	428
Finance leases
Transportation equipment	18	18	4 years	4.8%
Total finance leases	18	18
Total leases	$413	$446

(1)ROU asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)At June 30, 2025, operating lease liabilities of $99 million and $329 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively. Additionally at June 30, 2025, finance lease liabilities of $3 million and $15 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
(3)The discount rate for each category of assets represents the weighted average of either (i) the implicit rate applicable to the underlying leases (where determinable) or (ii) our incremental borrowing rate adjusted for collateralization (if the implicit rate is not determinable). In general, the discount rates are based on either information available at the lease commencement date or January 1, 2019 for leases existing at the adoption date for ASC 842, Leases.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table disaggregates our total operating and finance lease expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Long-term leases:
Fixed operating lease expense:
Non-cash lease expense (amortization of ROU assets)	$27	$23	$55	$43
Related accretion expense on lease liability balances	5	4	9	8
Total fixed operating lease expense	32	27	64	51
Fixed finance lease expense:
Amortization of ROU assets	1	–	1	–
Interest on finance lease liabilities	1	–	1	–
Total fixed finance lease expense	2	–	2	–
Variable lease expense	4	4	9	8
Total long-term lease expense	38	31	75	59
Short-term leases	38	30	73	59
Total lease expense	$76	$61	$148	$118

Cash paid for operating lease liabilities was $32 million and $27 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, cash paid for operating lease liabilities was $66 million and $57 million, respectively. Cash paid for finance leases was $1 million for the three and six months ended June 30, 2025.
Operating lease income for each of the three months ended June 30, 2025 and 2024 was $3 million. Operating lease income for each of the six months ended June 30, 2025 and 2024 was $7 million.
Purchase Obligations
We have contractual future product purchase commitments for NGLs and crude oil representing enforceable and legally binding agreements as of the reporting date. In the ordinary course of business, we fulfill product purchase commitments with our third party suppliers. Outside of changes related to the ordinary course of business, our consolidated product purchase commitments at June 30, 2025 did not differ materially from those reported in our 2024 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Supplemental Cash Flow Information
The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Six Months Ended June 30,
	2025	2024
Decrease (increase) in:
Accounts receivable – trade	$1,680	$(867)
Accounts receivable – related parties	2	(3)
Inventories	56	(11)
Prepaid and other current assets	(128)	(110)
Other assets	47	3
Increase (decrease) in:
Accounts payable – trade	(94)	(201)
Accounts payable – related parties	(70)	(90)
Accrued product payables	(1,131)	943
Accrued interest	(16)	32
Other current liabilities	(104)	(143)
Other long-term liabilities	(89)	(80)
Net effect of changes in operating accounts	$153	$(527)

Cash payments for interest, net of $98 and $51 capitalized during the six months ended June 30, 2025 and 2024, respectively	$680	$623

Cash payments for federal and state income taxes	$12	$19
We incurred liabilities for construction in progress that had not been paid at June 30, 2025 and December 31, 2024 of $595 million and $490 million, respectively. Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.
Note 19. Subsequent Event
In July 2025, an affiliate of Enterprise agreed to acquire an affiliate of Occidental Petroleum Corporation (“Oxy”), which owns approximately 200 miles of natural gas gathering pipelines in the Midland Basin, in a debt-free transaction for $580 million in cash consideration (subject to adjustment in accordance with the agreement). In addition, an affiliate of Enterprise has agreed to provide Oxy with natural gas gathering and processing services, supported by a long-term dedication of approximately 73,000 acres across four counties in the Midland Basin. Completion of the acquisition is subject to customary regulatory approvals and closing conditions. The acquisition is expected to close in the third quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.
For the Three and Six Months Ended June 30, 2025 and 2024
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as filed on February 28, 2025 with the U.S. Securities and Exchange Commission (“SEC”). Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q for the three and six months ended June 30, 2025 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.
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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees. EPCO, together with its privately held affiliates, owned approximately 32.4% of the Partnership’s common units outstanding at June 30, 2025.
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
As used in this quarterly report, the phrase “quarter-to-quarter” means the second quarter of 2025 compared to the second quarter of 2024. Likewise, the phrase “period-to-period” means the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

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
Our fully integrated, midstream energy asset network (or “value chain”) links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the U.S., Canada and the Gulf of Mexico with domestic consumers and international markets. Our midstream energy operations include:
•natural gas gathering, treating, processing, transportation and storage;
•NGL transportation, fractionation, storage, and marine terminals (including those used to export liquefied petroleum gases (“LPG”) and ethane);
•crude oil gathering, transportation, storage, and marine terminals;
•propylene production facilities (including propane dehydrogenation (“PDH”) facilities), butane isomerization, octane enhancement, isobutane dehydrogenation (“iBDH”) and high purity isobutylene (“HPIB”) production facilities;
•petrochemical and refined products transportation, storage, and marine terminals (including those used to export ethylene and polymer grade propylene (“PGP”)); and
•a marine transportation business that operates on key U.S. inland and intracoastal waterway systems.
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
Recent Developments
Enterprise Agrees to Acquire Oxy Affiliate, Enters into Service Agreements, and Expands Midland Basin Processing Capacity
In July 2025, an affiliate of Enterprise agreed to acquire an affiliate of Occidental Petroleum Corporation (“Oxy”), which owns approximately 200 miles of natural gas gathering pipelines in the Midland Basin, in a debt-free transaction for $580 million in cash consideration (subject to adjustment in accordance with the agreement). In addition, an affiliate of Enterprise has agreed to provide Oxy with natural gas gathering and processing services, supported by a long-term dedication of approximately 73,000 acres across four counties in the Midland Basin. Completion of the acquisition is subject to customary regulatory approvals and closing conditions. The acquisition is expected to close in the third quarter of 2025.
In order to accommodate this production growth in the Midland Basin, we also announced plans to expand our natural gas gathering and processing capabilities in the Midland Basin with the construction of a ninth natural gas processing train (“Athena”) and further expansion of our Midland Basin gathering system. This natural gas processing train, which will have the capacity to process approximately 300 MMcf/d of natural gas and extract up to 40 MBPD of NGLs, is expected to begin service in the fourth quarter of 2026.
Enterprise Begins Initial Service at Neches River Ethane / Propane Export Facility
In July 2025, we placed into service the first phase of our new ethane / propane export facility located on the Neches River in Orange County, Texas (“Neches River Ethane / Propane Export Facility”). This phase included the completion of a loading dock and an ethane refrigeration train with a nameplate capacity of 120 MBPD. The second phase of the project, which will add a second refrigeration train capable of loading up to 180 MBPD of ethane, 360 MBPD of propane, or a combination thereof, is expected to begin service in the first half of 2026.
Enterprise Begins Service at Mentone West 1 and Orion
In July 2025, we placed our first natural gas processing train at our Mentone West location in the Delaware Basin (“Mentone West 1”) and our eighth Midland Basin natural gas processing train (“Orion”) into commercial service. Both Mentone West 1 and Orion are capable of processing over 300 MMcf/d of natural gas and extracting more than 40 MBPD of NGLs and are supported by long-term acreage dedication agreements and minimum volume commitments.
Issuance of $2.0 Billion of Senior Notes in June 2025

In June 2025, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $500 million principal amount of senior notes due June 2028 (“Senior Notes LLL”), (ii) $750 million principal amount of senior notes due January 2031 (“Senior Notes MMM”) and (iii) $750 million principal amount of senior notes due January 2036 (“Senior Notes NNN”). Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including amounts outstanding under our commercial paper program).

Senior Notes LLL were issued at 99.869% of their principal amount and have a fixed interest rate of 4.30% per year. Senior Notes MMM were issued at 99.816% of their principal amount and have a fixed interest rate of 4.60% per year. Senior Notes NNN were issued at 99.665% of their principal amount and have a fixed interest rate of 5.20% per year. The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Selected Energy Commodity Price Data
The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

	Natural Gas, $/MMBtu	Ethane, $/gallon	Propane, $/gallon	Normal Butane, $/gallon	Isobutane, $/gallon	Natural Gasoline, $/gallon	Polymer Grade Propylene, $/pound	Refinery Grade Propylene, $/pound	Indicative Gas Processing Gross Spread $/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2024 by quarter:
1st Quarter	$2.25	$0.19	$0.84	$1.03	$1.14	$1.54	$0.55	$0.18	$0.43
2nd Quarter	$1.89	$0.19	$0.75	$0.90	$1.26	$1.55	$0.47	$0.21	$0.43
3rd Quarter	$2.15	$0.16	$0.73	$0.97	$1.08	$1.48	$0.53	$0.28	$0.39
4th Quarter	$2.79	$0.22	$0.78	$1.13	$1.12	$1.50	$0.42	$0.24	$0.39
2024 Averages	$2.27	$0.19	$0.78	$1.01	$1.15	$1.52	$0.49	$0.23	$0.41

2025 by quarter:
1st Quarter	$3.65	$0.27	$0.90	$1.06	$1.07	$1.53	$0.45	$0.33	$0.37
2nd Quarter	$3.44	$0.24	$0.78	$0.88	$0.93	$1.32	$0.38	$0.30	$0.30
2025 Averages	$3.55	$0.26	$0.84	$0.97	$1.00	$1.43	$0.42	$0.32	$0.34

(1)Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
(2)NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu, Texas Non-TET commercial index prices as reported by Oil Price Information Service, which is a division of Dow Jones.
(3)Polymer grade propylene prices represent average contract pricing for such product as reported by IHS Markit (“IHS”), which is a division of S&P Global, Inc. Refinery grade propylene (“RGP”) prices represent weighted-average spot prices for such product as reported by IHS.
(4)The “Indicative Gas Processing Gross Spread” represents our generic estimate of the gross economic benefit from extracting NGLs from natural gas production based on certain pricing assumptions. Specifically, it is the amount by which the assumed economic value of a composite gallon of NGLs in Chambers County, Texas exceeds the value of the equivalent amount of energy in natural gas at Henry Hub, Louisiana. Our estimate of the indicative spread does not consider the operating costs incurred by a natural gas processing facility to extract the NGLs nor the transportation and fractionation costs to deliver the NGLs to market. In addition, the actual gas processing spread earned at each plant is further influenced by regional pricing and extraction dynamics.
The weighted-average indicative market price for NGLs was $0.58 per gallon in the second quarter of 2025 versus $0.59 per gallon in the second quarter of 2024. Likewise, the weighted-average indicative market price for NGLs was $0.63 per gallon during the six months ended June 30, 2025 compared to $0.61 per gallon during the six months ended June 30, 2024.
The following table presents selected average index prices for crude oil for the periods indicated:

	WTI Crude Oil, $/barrel	Midland Crude Oil, $/barrel	Houston Crude Oil, $/barrel
	(1)	(2)	(2)
2024 by quarter:
1st Quarter	$76.96	$78.55	$78.85
2nd Quarter	$80.57	$81.73	$82.33
3rd Quarter	$75.10	$75.96	$76.51
4th Quarter	$70.27	$71.19	$71.72
2024 Averages	$75.73	$76.86	$77.35

2025 by quarter:
1st Quarter	$71.42	$72.52	$72.81
2nd Quarter	$63.87	$64.42	$64.65
2025 Averages	$67.65	$68.47	$68.73

(1)WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.

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
Impact of Inflation
Inflation rates in the U.S. increased significantly in 2022 and have remained elevated compared to recent historical levels. While pandemic-era supply chain disruptions have largely dissipated and measures taken by the U.S. Federal Reserve Bank helped slow the growth of inflation, the high-cost environment that began in 2022 has generally remained intact in 2025. In addition, there is uncertainty of what effect, if any, trade tariffs will have on inflation in future periods. However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results. These benefits include: (1) provisions included in our long-term fee-based revenue contracts that offset cost increases in the form of rate escalations based on positive changes in the U.S. Consumer Price Index, Producer Price Index for Finished Goods or other factors; (2) provisions in other revenue contracts that enable us to pass through higher energy costs to customers in the form of gas, electricity and fuel rebills or surcharges; and (3) higher commodity prices, which generally enhance our results in the form of increased volumetric throughput and demand for our services. Additionally, we take measures to mitigate the impact of cost increases in certain commodities, including a portion of our electricity needs, using fixed-price, term purchase agreements, or financial derivatives. For these reasons, the increased cost environment, caused in part by inflation, has not had a material impact on our historical results of operations for the periods presented in this report. However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we receive.
See “Capital Investments” within this Part I, Item 2 for a discussion of the impact of inflation on our capital investment decisions.

Income Statement Highlights
The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$11,363	$13,483	$26,780	$28,243
Costs and expenses:
Operating costs and expenses:
Cost of sales	7,899	10,184	19,904	21,589
Other operating costs and expenses	1,064	974	2,123	1,928
Depreciation, amortization and accretion expenses	625	595	1,243	1,190
Asset impairment charges	11	4	21	24
Net losses (gains) attributable to asset sales and related matters	(7)	5	(9)	5
Total operating costs and expenses	9,592	11,762	23,282	24,736
General and administrative costs	68	57	128	123
Total costs and expenses	9,660	11,819	23,410	24,859
Equity in income of unconsolidated affiliates	92	101	186	203
Operating income	1,795	1,765	3,556	3,587
Other income (expense):
Interest expense	(332)	(332)	(672)	(663)
Other, net	7	4	16	17
Total other expense, net	(325)	(328)	(656)	(646)
Income before income taxes	1,470	1,437	2,900	2,941
Provision for income taxes	(16)	(15)	(40)	(36)
Net income	1,454	1,422	2,860	2,905
Net income attributable to noncontrolling interests	(18)	(16)	(30)	(42)
Net income attributable to preferred units	(1)	(1)	(2)	(2)
Net income attributable to common unitholders	$1,435	$1,405	$2,828	$2,861
Revenues
The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NGL Pipelines & Services:
Sales of NGLs and related products	$2,723	$3,581	$7,374	$7,981
Midstream services	683	684	1,432	1,424
Total	3,406	4,265	8,806	9,405
Crude Oil Pipelines & Services:
Sales of crude oil	4,479	5,598	9,304	10,720
Midstream services	304	290	600	583
Total	4,783	5,888	9,904	11,303
Natural Gas Pipelines & Services:
Sales of natural gas	632	241	1,417	744
Midstream services	439	371	875	722
Total	1,071	612	2,292	1,466
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,775	2,389	5,101	5,354
Midstream services	328	329	677	715
Total	2,103	2,718	5,778	6,069
Total consolidated revenues	$11,363	$13,483	$26,780	$28,243

Second Quarter of 2025 Compared to Second Quarter of 2024. Total revenues for the second quarter of 2025 decreased $2.1 billion when compared to the second quarter of 2024 primarily due to lower marketing revenues.
Revenues from the marketing of NGLs and crude oil decreased a combined net $2.0 billion quarter-to-quarter primarily due to lower average sales prices, which accounted for a $2.3 billion decrease, partially offset by higher sales volumes, which accounted for a $357 million increase. Revenues from the marketing of petrochemicals and refined products decreased $614 million quarter-to-quarter primarily due to lower average sales prices. Revenues from the marketing of natural gas increased $392 million quarter-to-quarter primarily due to higher average sales prices.
Revenues from midstream services for the second quarter of 2025 increased a net $80 million when compared to the second quarter of 2024. Revenues from our NGL and natural gas transportation assets increased a combined $111 million quarter-to-quarter primarily due to higher demand for transportation services. Revenues from our natural gas processing facilities decreased $43 million quarter-to-quarter primarily due to lower market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Total revenues for the six months ended June 30, 2025 decreased $1.5 billion when compared to the six months ended June 30, 2024 primarily due to lower marketing revenues.
Revenues from the marketing of NGLs, crude oil and petrochemicals and refined products decreased a combined net $2.3 billion period-to-period primarily due to lower average sales prices, which accounted for a $3.8 billion decrease, partially offset by higher sales volumes, which accounted for a $1.5 billion increase. Revenues from the marketing of natural gas increased $673 million period-to-period primarily due to higher average sales prices.
Revenues from midstream services for the six months ended June 30, 2025 increased a net $140 million when compared to the six months ended June 30, 2024. Revenues from our NGL and natural gas transportation assets increased a combined $230 million period-to-period primarily due to higher demand for transportation services. Revenues from our natural gas processing facilities decreased $49 million period-to-period primarily due to lower market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services. Lastly, revenues from our octane enhancement and related plant operations decreased $34 million period-to-period primarily due to lower deficiency fee revenues.
Operating costs and expenses
Total operating costs and expenses for the three and six months ended June 30, 2025 decreased $2.2 billion and $1.5 billion, respectively when compared to the same periods in 2024.
Cost of sales
Second Quarter of 2025 Compared to Second Quarter of 2024. Cost of sales for the second quarter of 2025 decreased a net $2.3 billion when compared to the second quarter of 2024. The cost of sales associated with the marketing of NGLs and crude oil decreased a combined net $1.8 billion quarter-to-quarter primarily due to lower average purchase prices, which accounted for a $2.1 billion decrease, partially offset by higher volumes, which accounted for a $315 million increase. The cost of sales associated with the marketing of petrochemicals and refined products decreased $603 million quarter-to-quarter primarily due to lower volumes. The cost of sales associated with the marketing of natural gas increased $82 million quarter-to-quarter primarily due to higher average purchase prices.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Cost of sales for the six months ended June 30, 2025 decreased a net $1.7 billion when compared to the six months ended June 30, 2024. The cost of sales associated with the marketing of NGLs and crude oil decreased a combined net $1.7 billion period-to-period primarily due to lower average purchase prices, which accounted for a $2.6 billion decrease, partially offset by higher volumes, which accounted for a $971 million increase. The cost of sales associated with the marketing of petrochemicals and refined products decreased $262 million period-to-period primarily due to lower volumes, which accounted for a $164 million decrease, and lower average purchase price, which accounted for an additional $98 million decrease. The cost of sales associated with the marketing of natural gas increased $243 million period-to-period primarily due to higher average purchase prices.

Other operating costs and expenses
Other operating costs and expenses for the three and six months ended June 30, 2025 increased $90 million and $195 million, respectively, when compared to the same periods in 2024 primarily due to higher employee compensation, maintenance and utility costs.
Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the three and six months ended June 30, 2025 increased $30 million and $53 million, respectively, when compared to the same periods in 2024 primarily due to higher depreciation expense on assets placed into full or limited service since the end of the respective periods in 2024.
General and administrative costs
General and administrative costs for the three and six months ended June 30, 2025 increased $11 million and $5 million, respectively, when compared to the same periods in 2024 primarily due to higher employee compensation costs.
Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for the three and six months ended June 30, 2025 decreased $9 million and $17 million, respectively, when compared to the same periods in 2024 primarily due to lower earnings from investments in NGL pipelines and services.
Operating income
Operating income for the three and six months ended June 30, 2025 increased $30 million and decreased $31 million, respectively, when compared to the same periods in 2024 due to the previously described quarter-to-quarter and period-to-period changes.
Interest expense
The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest charged on debt principal outstanding (1)	$379	$353	$758	$704
Impact of interest rate hedging program, including related amortization	(2)	(1)	(3)	(3)
Interest costs capitalized in connection with construction projects (2)	(53)	(26)	(98)	(51)
Other	8	6	15	13
Total	$332	$332	$672	$663

(1)The weighted-average interest rates on debt principal outstanding during the three and six months ended June 30, 2025 were 4.67% and 4.68%, respectively. The weighted-average interest rates on debt principal outstanding during the three and six months ended June 30, 2024 were 4.62% and 4.61%, respectively.
(2)We capitalize interest costs incurred on funds used to construct property, plant and equipment while the asset is in its construction phase. Capitalized interest amounts become part of the historical cost of an asset and are charged to earnings (as a component of depreciation expense) on a straight-line basis over the estimated useful life of the asset once the asset enters its intended service. When capitalized interest is recorded, it reduces interest expense from what it would be otherwise. Capitalized interest amounts fluctuate based on the timing of when projects are placed into service, our capital investment levels and the interest rates charged on borrowings.
Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $26 million quarter-to-quarter and a net $54 million period-to-period. These increases were primarily due to the issuance of $2.5 billion and $2.0 billion of fixed-rate senior notes in August 2024 and June 2025, respectively, which accounted for a combined increase of $36 million quarter-to-quarter and $69 million period-to-period. These increases were partially offset by the retirement of $1.15 billion of fixed-rate senior notes in February 2025, which accounted for a decrease of $11 million quarter-to-quarter and $16 million period-to-period.

For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report. For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.
Income taxes
Our income taxes are primarily comprised of our state tax obligations under the Revised Texas Franchise Tax (“Texas Margin Tax”). Our provision for income taxes for the three and six months ended June 30, 2025 increased $1 million and $4 million, respectively, when compared to the same periods in 2024.
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
The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Gross operating margin by segment:
NGL Pipelines & Services	$1,297	$1,325	$2,715	$2,665
Crude Oil Pipelines & Services	403	417	777	828
Natural Gas Pipelines & Services	417	293	774	605
Petrochemical & Refined Products Services	354	392	669	836
Total segment gross operating margin (1)	2,471	2,427	4,935	4,934
Net adjustment for shipper make-up rights	6	(15)	(27)	(32)
Total gross operating margin (non-GAAP)	$2,477	$2,412	$4,908	$4,902

(1)Within the context of this table, total segment gross operating margin represents a subtotal and corresponds to measures similarly titled within our business segment disclosures found under Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
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

The GAAP financial measure most directly comparable to total gross operating margin is operating income. For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2. The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating income	$1,795	$1,765	$3,556	$3,587
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	610	581	1,212	1,163
Asset impairment charges in operating costs and expenses	11	4	21	24
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	(7)	5	(9)	5
General and administrative costs	68	57	128	123
Total gross operating margin (non-GAAP)	$2,477	$2,412	$4,908	$4,902

(1)Excludes amortization of major maintenance costs for reaction-based plants and amortization of finance lease right-of-use assets, which are components of gross operating margin.
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
NGL Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$341	$386	$714	$744
NGL pipelines, storage and terminals	732	701	1,563	1,450
NGL fractionation	224	238	438	471
Total	$1,297	$1,325	$2,715	$2,665

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	4,562	4,341	4,504	4,291
NGL marine terminal volumes (MBPD)	942	876	968	886
NGL fractionation volumes (MBPD)	1,667	1,679	1,657	1,661
Equity NGL-equivalent production volumes (MBPD) (1)	214	218	220	202
Fee-based natural gas processing volumes (MMcf/d) (2,3)	7,266	6,578	7,223	6,499

(1)Primarily represents the NGL and condensate volumes we earn and take title to in connection with our processing activities. The total equity NGL-equivalent production volumes also include residue natural gas volumes from our natural gas processing business.
(2)Volumes reported correspond to the revenue streams earned by our natural gas processing plants.
(3)Fee-based natural gas processing volumes are measured at either the wellhead or plant inlet in MMcf/d.

Natural gas processing and related NGL marketing activities
Second Quarter of 2025 Compared to Second Quarter of 2024. Gross operating margin from natural gas processing and related NGL marketing activities for the second quarter of 2025 decreased $45 million when compared to the second quarter of 2024.
Gross operating margin from our NGL marketing activities decreased a net $18 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $14 million decrease, and lower mark-to-market earnings, which accounted for an additional $17 million decrease, partially offset by higher sales volumes, which accounted for a $14 million increase.
Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $11 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities). On a combined basis, fee-based natural gas processing volumes and equity NGL-equivalent production volumes decreased 34 MMcf/d and 4 MBPD, respectively, quarter-to-quarter.
Gross operating margin from our Midland Basin natural gas processing facilities decreased a net $9 million quarter-to-quarter primarily due to higher operating costs, which accounted for an $8 million decrease, and lower average processing margins (including the impact of hedging activities), which accounted for an additional $4 million decrease, partially offset by a 296 MMcf/d increase in fee-based natural gas processing volumes, which accounted for a $3 million increase.
Gross operating margin from our Delaware Basin natural gas processing facilities decreased a net $5 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for an $8 million decrease, and higher operating costs, which accounted for an additional $6 million decrease, partially offset by a 257 MMcf/d increase in fee-based natural gas processing volumes, which accounted for a $9 million increase.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Gross operating margin from natural gas processing and related NGL marketing activities for the six months ended June 30, 2025 decreased $30 million when compared to the six months ended June 30, 2024.
Gross operating margin from our NGL marketing activities decreased a net $37 million period-to-period primarily due to lower average sales margins, which accounted for a $48 million decrease, and lower mark-to-market earnings, which accounted for an additional $12 million decrease, partially offset by higher sales volumes, which accounted for a $24 million increase.
Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $18 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities). On a combined basis, fee-based natural gas processing volumes and equity NGL-equivalent production volumes decreased 49 MMcf/d and 1 MBPD, respectively, period-to-period.
Gross operating margin from our Delaware Basin natural gas processing facilities decreased a net $1 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $32 million decrease, and higher operating costs, which accounted for an additional $4 million decrease, partially offset by higher fee-based natural gas processing volumes, which accounted for a $25 million increase, and a 7 MBPD increase in equity NGL-equivalent production volumes, which accounted for an additional $10 million increase. Fee-based natural gas processing volumes at our Delaware Basin natural gas processing facilities increased 323 MMcf/d period-to-period primarily due to contributions from our Mentone 3 natural gas processing train, which was placed into service in late first quarter of 2024.
Gross operating margin from our Midland Basin natural gas processing facilities increased a net $32 million period-to-period primarily due to an 11 MBPD increase in equity NGL-equivalent production volumes, which accounted for a $17 million increase, higher fee-based natural gas processing volumes, which accounted for a $15 million increase, and higher average processing margins (including the impact of hedging activities), which accounted for an additional $13 million increase, partially offset by higher operating costs, which accounted for a $13 million decrease. Fee-based natural gas processing volumes at our Midland Basin natural gas processing facilities increased 388 MMcf/d period-to-period primarily due to contributions from our Leonidas natural gas processing train, which was placed into service in late first quarter of 2024.

NGL pipelines, storage and terminals
Second Quarter of 2025 Compared to Second Quarter of 2024. Gross operating margin from our NGL pipelines, storage and terminal assets during the second quarter of 2025 increased $31 million when compared to the second quarter of 2024.
A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines increased a net $23 million quarter-to-quarter primarily due to higher other revenues, which accounted for a $12 million increase, a 40 MBPD increase in transportation volumes, which accounted for a $9 million increase, and higher average transportation fees, which accounted for an additional $6 million increase, partially offset by higher operating costs, which accounted for a $4 million decrease.
Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $14 million quarter-to-quarter primarily due to a 100 MBPD increase in transportation volumes, which accounted for a $9 million increase, and higher average transportation fees, which accounted for an additional $9 million increase.
Gross operating margin from our Tri-States NGL Pipeline increased $10 million quarter-to-quarter primarily due to a 9 MBPD increase in transportation volumes, which accounted for a $3 million increase, and higher average transportation fees, which accounted for an additional $3 million increase.
Gross operating margin from our South Texas NGL Pipeline System increased $5 million quarter-to-quarter primarily due to higher capacity reservation revenues, which accounted for a $3 million increase, and lower operating costs, which accounted for an additional $2 million increase. Transportation volumes on this system increased 9 MBPD quarter-to-quarter.
Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) decreased $37 million quarter-to-quarter primarily due to lower average loading fees. LPG export volumes at EHT increased 55 MBPD quarter-to-quarter. Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $4 million quarter-to-quarter primarily due to an 11 MBPD increase in export volumes. Gross operating margin from our related Houston Ship Channel Pipeline System increased $5 million quarter-to-quarter primarily due to a 67 MBPD increase in transportation volumes.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Gross operating margin from our NGL pipelines, storage and terminal assets during the six months ended June 30, 2025 increased $113 million when compared to the six months ended June 30, 2024.
A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines increased $45 million period-to-period primarily due to a 56 MBPD increase in transportation volumes, which accounted for a $30 million increase, and higher average transportation fees, which accounted for an additional $11 million increase.
Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $26 million period-to-period primarily due to higher average transportation fees, which accounted for a $17 million increase, and a 37 MBPD increase in transportation volumes, which accounted for an additional $10 million increase.
Gross operating margin from our Dixie Pipeline and related terminals increased $18 million period-to-period primarily due to higher average transportation fees, which accounted for a $10 million increase, and higher loading and other fee revenues, which accounted for an additional $9 million increase. Transportation volumes on our Dixie Pipeline increased 7 MBPD period-to-period.
Gross operating margin from our South Texas NGL Pipeline System increased $15 million period-to-period primarily due to higher capacity reservation revenues, which accounted for an $8 million increase, and lower operating costs, which accounted for an additional $5 million increase. Transportation volumes on this system increased 10 MBPD period-to-period.

Gross operating margin from our Tri-States NGL Pipeline increased $13 million period-to-period primarily due to an 8 MBPD increase in transportation volumes, which accounted for a $5 million increase, and higher average transportation fees, which accounted for an additional $4 million increase.
Gross operating margin from LPG-related activities at EHT decreased a net $40 million period-to-period primarily due to lower average loading fees, which accounted for a $38 million decrease, and higher operating costs, which accounted for an additional $10 million decrease, partially offset by a 43 MBPD increase in LPG export volumes, which accounted for a $9 million increase. Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $23 million period-to-period primarily due to a 39 MBPD increase in export volumes. Gross operating margin from our related Houston Ship Channel Pipeline System increased $10 million period-to-period primarily due to a 90 MBPD increase in transportation volumes.
NGL fractionation
Second Quarter of 2025 Compared to Second Quarter of 2024. Gross operating margin from NGL fractionation during the second quarter of 2025 decreased $14 million when compared to the second quarter of 2024.
Gross operating margin from our Mont Belvieu area NGL fractionation complex decreased a net $4 million quarter-to-quarter primarily due to lower ancillary service revenues, which accounted for a $6 million decrease, partially offset by higher average fractionation fees, which accounted for a $3 million increase. NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex increased 6 MBPD quarter-to-quarter.
On a combined basis, gross operating margin from NGL fractionators other than our Mont Belvieu area complex decreased $11 million quarter-to-quarter primarily due to lower ancillary service revenues, which accounted for a $6 million decrease, and higher operating costs, which accounted for an additional $4 million decrease. NGL fractionation volumes from these NGL fractionators decreased a combined 18 MBPD (net to our interest) quarter-to-quarter.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Gross operating margin from NGL fractionation during the six months ended June 30, 2025 decreased $33 million when compared to the six months ended June 30, 2024.
Gross operating margin from our Mont Belvieu area NGL fractionation complex decreased $19 million period-to-period primarily due to higher operating costs, which accounted for a $9 million decrease, and lower ancillary service revenues, which accounted for an additional $9 million decrease. NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex increased 7 MBPD period-to-period.
On a combined basis, gross operating margin from NGL fractionators other than our Mont Belvieu area complex decreased $15 million period-to-period primarily due to lower ancillary service revenues, which accounted for a $12 million decrease, and higher operating costs, which accounted for an additional $5 million decrease. NGL fractionation volumes from these NGL fractionators decreased a combined 10 MBPD (net to our interest) period-to-period.
Crude Oil Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Segment gross operating margin	$403	$417	$777	$828

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,622	2,528	2,554	2,491
Crude oil marine terminal volumes (MBPD)	811	977	774	1,035
Second Quarter of 2025 Compared to Second Quarter of 2024. Gross operating margin from our Crude Oil Pipelines & Services segment for the second quarter of 2025 decreased $14 million when compared to the second quarter of 2024.

Gross operating margin from our Texas crude oil pipelines, related terminals and marketing activities (excluding the Seaway Pipeline) decreased a combined net $31 million quarter-to-quarter primarily due to lower sales volumes from marketing activities, which accounted for a $27 million decrease, higher operating costs, which accounted for a $7 million decrease, and lower other revenues, which accounted for an additional $6 million decrease, partially offset by higher average sales margins from marketing activities, which accounted for an $11 million increase. Crude oil transportation volumes on these pipelines increased a combined 79 MBPD (net to our interest) quarter-to-quarter.
Gross operating margin from crude oil activities at EHT increased $18 million quarter-to-quarter primarily due to lower operating costs, which accounted for a $10 million increase, higher loading revenues, which accounted for a $4 million increase, and higher storage and other revenues, which accounted for an additional $4 million increase. Crude oil marine terminal volumes at EHT decreased 165 MBPD quarter-to-quarter.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Gross operating margin from our Crude Oil Pipelines & Services segment for the six months ended June 30, 2025 decreased $51 million when compared to the six months ended June 30, 2024.
Gross operating margin from our Texas crude oil pipelines, related terminals and marketing activities (excluding the Seaway Pipeline) decreased a combined $72 million period-to-period primarily due to lower sales volumes from marketing activities, which accounted for a $52 million decrease, lower mark-to-market earnings, which accounted for a $9 million decrease, and higher operating costs, which accounted for an additional $7 million decrease. Crude oil transportation volumes on these pipelines increased a combined 60 MBPD (net to our interest) period-to-period.
Gross operating margin from crude oil activities at EHT increased $27 million period-to-period primarily due to lower operating costs, which accounted for a $12 million increase, higher storage and other revenues, which accounted for a $10 million increase, and higher loading revenues, which accounted for an additional $5 million increase. Crude oil marine terminal volumes at EHT decreased 237 MBPD period-to-period.
Natural Gas Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Segment gross operating margin	$417	$293	$774	$605

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	20,405	18,714	20,358	18,824
Second Quarter of 2025 Compared to Second Quarter of 2024. Gross operating margin from our Natural Gas Pipelines & Services segment for the second quarter of 2025 increased $124 million when compared to the second quarter of 2024.
Gross operating margin from our natural gas marketing activities increased $75 million quarter-to-quarter primarily due to higher mark-to-market earnings, which accounted for a $55 million increase, and higher average sales margins, which accounted for an additional $20 million increase.
Gross operating margin from our Texas Intrastate System increased a net $21 million quarter-to-quarter primarily due to higher capacity reservation fees and other revenues, which accounted for a $22 million increase, and a 426 BBtus/d increase in transportation volumes, which accounted for an additional $5 million increase, partially offset by lower average transportation fees, which accounted for a $6 million decrease.
Gross operating margin from our Delaware Basin Gathering System, which includes the natural gas gathering system acquired in October 2024 through our acquisition of Pinon Midstream, increased a net $19 million quarter-to-quarter primarily due to higher treating and other revenues, which accounted for a $16 million increase, a 584 BBtus/d increase in natural gas gathering volumes, which accounted for an additional $12 million increase, partially offset by higher operating costs, which accounted for an $11 million decrease.

Gross operating margin from our Midland Basin Gathering System increased a net $5 million quarter-to-quarter primarily due to a 418 BBtus/d increase in natural gas gathering volumes, which accounted for a $14 million increase, partially offset by higher operating costs, which accounted for a $9 million decrease.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Gross operating margin from our Natural Gas Pipelines & Services segment for the six months ended June 30, 2025 increased $169 million when compared to the six months ended June 30, 2024.
Gross operating margin from our natural gas marketing activities increased $60 million period-to-period primarily due to higher average sales margins, which accounted for a $36 million increase, and higher mark-to-market earnings, which accounted for an additional $24 million increase.
Gross operating margin from our Texas Intrastate System increased $48 million period-to-period primarily due to higher capacity reservation fees and other revenues, which accounted for a $35 million increase, higher average transportation fees, which accounted for a $7 million increase, and a 278 BBtus/d increase in transportation volumes, which accounted for an additional $6 million increase.
Gross operating margin from our Delaware Basin Gathering System, increased a net $46 million period-to-period primarily due to higher treating and other revenues, which accounted for a $37 million increase, a 643 BBtus/d increase in natural gas gathering volumes, which accounted for a $26 million increase, and higher average gathering fees, which accounted for an additional $9 million increase, partially offset by higher operating costs, which accounted for a $27 million decrease.
Gross operating margin from our Midland Basin Gathering System increased a net $16 million period-to-period primarily due to a 504 BBtus/d increase in natural gas gathering volumes, which accounted for a $33 million increase, partially offset by higher operating costs, which accounted for a $17 million decrease.
Petrochemical & Refined Products Services
The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Segment gross operating margin:
Propylene production and related activities	$135	$131	$220	$268
Butane isomerization and related operations	31	29	58	62
Octane enhancement and related plant operations	57	106	116	248
Refined products pipelines and related activities	76	73	181	145
Ethylene exports and related activities	34	33	54	81
Marine transportation and other services	21	20	40	32
Total	$354	$392	$669	$836

Selected volumetric data:
Propylene production volumes (MBPD)	118	107	115	107
Butane isomerization volumes (MBPD)	122	119	118	118
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	186	211	187	204
Octane enhancement and related plant sales volumes (MBPD) (1)	39	39	42	37
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	1,008	960	977	915
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	328	359	320	355

(1)Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Mont Belvieu area complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Second Quarter of 2025 Compared to Second Quarter of 2024. Gross operating margin from propylene production and related activities for the second quarter of 2025 increased $4 million when compared to the second quarter of 2024.
On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities increased a net $9 million quarter-to-quarter primarily due to higher propylene sales volumes, which accounted for a $38 million increase, and higher propylene processing and other revenues, which accounted for an additional $5 million increase, partially offset by higher operating costs, which accounted for a $34 million decrease. Propylene and associated by-product production volumes at these facilities increased a combined 11 MBPD quarter-to-quarter.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Gross operating margin from propylene production and related activities for the six months ended June 30, 2025 decreased $48 million when compared to the six months ended June 30, 2024.
On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities decreased $39 million period-to-period primarily due to lower average propylene sales margins. Propylene and associated by-product production volumes at these facilities increased a combined 9 MBPD.
Butane isomerization and related operations
Second Quarter of 2025 Compared to Second Quarter of 2024. Gross operating margin from butane isomerization and related operations for the second quarter of 2025 increased a net $2 million when compared to the second quarter of 2024 primarily due higher ancillary service revenues, which accounted for a $5 million increase, partially offset by higher operating costs, which accounted for a $3 million decrease.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Gross operating margin from butane isomerization and related operations for the six months ended June 30, 2025 decreased a net $4 million when compared to the six months ended June 30, 2024 primarily due to higher operating costs, which accounted for a $9 million decrease, partially offset by higher ancillary service revenues, which accounted for a $7 million increase.
Octane enhancement and related plant operations
Second Quarter of 2025 Compared to Second Quarter of 2024. Gross operating margin from our octane enhancement and related plant operations for the second quarter of 2025 decreased $49 million when compared to the second quarter of 2024 primarily due to lower average sales margins.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Gross operating margin from our octane enhancement and related plant operations for the six months ended June 30, 2025 decreased $132 million when compared to the six months ended June 30, 2024 primarily due to lower average sales margins, which accounted for a $96 million decrease, and lower deficiency revenues, which accounted for an additional $32 million decrease.
Refined products pipelines and related activities
Second Quarter of 2025 Compared to Second Quarter of 2024. Gross operating margin from refined products pipelines and related activities for the second quarter of 2025 increased $3 million when compared to the second quarter of 2024.
Gross operating margin from our TW Products System increased $13 million quarter-to-quarter primarily due to the full start-up of the system, which was placed into service in stages during 2024 and was fully operational in October 2024.
Gross operating margin from our TE Products Pipeline System increased $2 million quarter-to-quarter primarily due to a 5 MBPD increase in transportation volumes.
Gross operating margin from our refined products marketing activities decreased $13 million quarter-to-quarter primarily due to lower average sales margins.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Gross operating margin from refined products pipelines and related activities for the six months ended June 30, 2025 increased $36 million when compared to the six months ended June 30, 2024.

Gross operating margin from our TE Products Pipeline System increased a net $29 million period-to-period primarily due to a 20 MBPD increase in transportation volumes, which accounted for a $25 million increase, and higher average transportation fees, which accounted for an additional $10 million increase, partially offset by higher operating costs, which accounted for a $13 million decrease.
Gross operating margin from our TW Products System increased $26 million period-to-period primarily due to the full start-up of the system, which was placed into service in stages during 2024 and was fully operational in October 2024.
Gross operating margin from our refined products marketing activities decreased $19 million period-to-period primarily due to lower average sales margins.
Ethylene exports and related activities
Second Quarter of 2025 Compared to Second Quarter of 2024. Gross operating margin from ethylene exports and related activities for the second quarter of 2025 increased $1 million when compared to the second quarter of 2024 primarily due to a 7 MBPD increase in ethylene export volumes.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Gross operating margin from ethylene exports and related activities for the six months ended June 30, 2025 decreased $27 million when compared to the six months ended June 30, 2024 primarily due to lower deficiency fee revenues from our ethylene pipelines, which accounted for an $18 million decrease, and a 9 MBPD decrease in ethylene export volumes, which accounted for an additional $9 million decrease. Ethylene transportation volumes decreased 7 MBPD period-to-period.
Marine transportation and other services
Second Quarter of 2025 Compared to Second Quarter of 2024. Gross operating margin from marine transportation and other services for the second quarter of 2025 increased $1 million when compared to the second quarter of 2024 primarily due to higher average fees.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Gross operating margin from marine transportation and other services for the six months ended June 30, 2025 increased $8 million when compared to the six months ended June 30, 2024 primarily due to higher average fees.
Liquidity and Capital Resources
Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future. At June 30, 2025, we had $5.1 billion of consolidated liquidity. This amount was comprised of $4.2 billion of available borrowing capacity under EPO’s revolving credit facilities and $870 million of unrestricted cash on hand.
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
Enterprise Declares Cash Distribution for Second Quarter of 2025
On July 8, 2025, we announced that the Board declared a quarterly cash distribution of $0.545 per common unit, or $2.18 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the second quarter of 2025. The quarterly distribution is payable on August 14, 2025 to unitholders of record as of the close of business on July 31, 2025. The total amount to be paid is $1.19 billion, which includes $11 million for distribution equivalent rights on phantom unit awards.
The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval. Management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt
At June 30, 2025, the average maturity of EPO’s consolidated debt obligations was approximately 17.7 years. The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at June 30, 2025 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2025	2026	2027	2028	2029	Thereafter
Senior Notes	$30,775	$–	$1,625	$1,575	$1,500	$1,250	$24,825
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$33,057	$–	$1,625	$1,575	$1,500	$1,250	$27,107
In March 2025, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2025 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement. The March 2025 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2026. EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement. As of June 30, 2025, there are no principal amounts outstanding under this new revolving credit agreement.
Also in March 2025, EPO amended its Multi-Year Revolving Credit Agreement (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”) to extend its maturity date from March 2028 to March 2030. The remaining material terms of the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, as amended, are consistent with those reported in our 2024 Form 10-K. As of June 30, 2025, there are no principal amounts outstanding under this revolving credit agreement.
In June 2025, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $500 million principal amount of senior notes due June 2028 (“Senior Notes LLL”), (ii) $750 million principal amount of senior notes due January 2031 (“Senior Notes MMM”) and (iii) $750 million principal amount of senior notes due January 2036 (“Senior Notes NNN”). Senior Notes LLL were issued at 99.869% of their principal amount and have a fixed interest rate of 4.30% per year. Senior Notes MMM were issued at 99.816% of their principal amount and have a fixed interest rate of 4.60% per year. Senior Notes NNN were issued at 99.665% of their principal amount and have a fixed interest rate of 5.20% per year. Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of debt (including amounts outstanding under our commercial paper program).
For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
Credit Ratings
As of August 8, 2025, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, A3 from Moody’s and A- from Fitch Ratings. In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings. EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities. A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change. A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.
Common Unit Repurchases Under 2019 Buyback Program
In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors. The Partnership repurchased 3,566,979 and 5,370,194 common units through open market purchases during the three and six months ended June 30, 2025, respectively. The total cost of these repurchases, including commissions and fees was $110 million and $170 million, respectively. As of June 30, 2025, the remaining available capacity under the 2019 Buyback Program was $692 million.

Cash Flow Statement Highlights
The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Six Months Ended June 30,
	2025	2024
Net cash flow provided by operating activities	$4,375	$3,685
Net cash flow used in investing activities	2,321	2,281
Net cash flow used in financing activities	1,796	1,290
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
The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:
Operating activities
Net cash flow provided by operating activities for the six months ended June 30, 2025 increased $690 million when compared to the six months ended June 30, 2024 primarily due to changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments.
For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.
Investing activities
Net cash flow used in investing activities during the six months ended June 30, 2025 increased $40 million when compared to the six months ended June 30, 2024 primarily due to an increase in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).
Financing activities
Net cash flow used in financing activities during the six months ended June 30, 2025 increased a net $506 million when compared to the six months ended June 30, 2024 primarily due to:
•a net cash inflow of $834 million related to debt transactions that occurred during the six months ended June 30, 2025 compared to a net cash inflow of $1.5 billion related to debt transactions that occurred during the six months ended June 30, 2024. During the six months ended June 30, 2025, we issued $2.0 billion aggregate principal amount of senior notes, partially offset by the repayment of $1.15 billion principal amount of senior notes. During the six months ended June 30, 2024, we issued $2.0 billion aggregate principal amount of senior notes and issued a net $450 million under EPO’s commercial paper program, partially offset by the repayment of $850 million principal amount of senior notes;
•a $90 million period-to-period increase in the repurchase of common units under the 2019 Buyback Program; and

•an $84 million period-to-period increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit; partially offset by
•a $400 million cash outflow during the first quarter of 2024 in connection with the acquisition of noncontrolling interests from affiliates of Western Midstream Partners, LP.
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

The following table summarizes our calculation of DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Net income attributable to common unitholders (GAAP) (1)	$1,435		$1,405		$2,828		$2,861
Adjustments to net income attributable to common unitholders to derive DCF and Operational DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	643		611		1,279		1,227
Cash distributions received from unconsolidated affiliates (2)	121		131		224		243
Equity in income of unconsolidated affiliates	(92)		(101)		(186)		(203)
Asset impairment charges	11		4		21		24
Change in fair market value of derivative instruments	(52)		(12)		(10)		(8)
Deferred income tax expense	5		5		16		14
Sustaining capital expenditures (3)	(117)		(245)		(219)		(425)
Other, net	(40)		10		(30)		17
Operational DCF (non-GAAP)	$1,914		$1,808		$3,923		$3,750
Proceeds from asset sales and other matters	11		4		15		6
Monetization of interest rate derivative instruments accounted for as cash flow hedges	14		–		14		(29)
DCF (non-GAAP)	$1,939		$1,812		$3,952		$3,727

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,191		$1,150		$2,362		$2,279

Cash distribution per common unit declared by Enterprise GP with respect to period (4)	$0.545		$0.5250		$1.080		$1.0400

Total DCF retained by the Partnership with respect to period (5)	$748		$662		$1,590		$1,448

Distribution coverage ratio (6)	1.6	x	1.6	x	1.7	x	1.6	x

(1)For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for information regarding our quarterly cash distributions declared with respect to the periods indicated.
(5)Cash retained by the Partnership may be used for capital investments, debt service, working capital, operating expenses, common unit repurchases, commitments and contingencies and other amounts. The retention of cash reduces our reliance on the capital markets.
(6)Distribution coverage ratio is determined by dividing DCF by total cash distributions paid to common unitholders and in connection with distribution equivalent rights with respect to the period.

The following table presents a reconciliation of net cash flow provided by operating activities to DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net cash flow provided by operating activities (GAAP)	$2,061	$1,574	$4,375	$3,685
Adjustments to reconcile net cash flow provided by operating activities to DCF and Operational DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	50	491	(153)	527
Sustaining capital expenditures	(117)	(245)	(219)	(425)
Distributions received from unconsolidated affiliates attributable to the return of capital	20	24	35	39
Net income attributable to noncontrolling interests	(18)	(16)	(30)	(42)
Other, net	(82)	(20)	(85)	(34)
Operational DCF (non-GAAP)	$1,914	$1,808	$3,923	$3,750
Proceeds from asset sales and other matters	11	4	15	6
Monetization of interest rate derivative instruments accounted for as cash flow hedges	14	–	14	(29)
DCF (non-GAAP)	$1,939	$1,812	$3,952	$3,727
Capital Investments
Since the beginning of 2025, we have placed into service two natural gas processing trains in the Permian Basin and the first phase of our Neches River Ethane / Propane Export Facility. We have approximately $6.0 billion of growth capital projects scheduled to be completed by the end of 2026, including the following projects (including their respective scheduled completion dates):
•natural gas gathering, compression and treating expansion projects in the Delaware and Midland Basins (2025 and 2026);
•an NGL fractionator (“Frac 14”) and an associated DIB unit at our Mont Belvieu area NGL fractionation complex (fourth quarter of 2025);
•the Bahia NGL Pipeline (fourth quarter of 2025);
•the second phase of enhancements at our Morgan’s Point terminal (fourth quarter of 2025);
•the second phase of our Neches River Ethane / Propane Export Facility located in Orange County, Texas (first half of 2026);
•our second natural gas processing train at our Mentone West location in the Delaware Basin (first half of 2026);
•the expansion of our LPG and PGP export capacity at EHT, including Ref 4 (fourth quarter of 2026); and
•a ninth natural gas processing train (“Athena”) in the Midland Basin (fourth quarter of 2026).
Based on information currently available, we expect our total organic capital investments for 2025, net of contributions from noncontrolling interests, to approximate $4.5 billion to $5.0 billion, which reflects organic growth capital investments of $4.0 billion to $4.5 billion and sustaining capital expenditures of $525 million.

In July 2025, an affiliate of Enterprise agreed to acquire an affiliate of Oxy, which owns approximately 200 miles of natural gas gathering pipelines in the Midland Basin, in a debt-free transaction for $580 million in cash consideration (subject to adjustment in accordance with the agreement). In addition, an affiliate of Enterprise has agreed to provide Oxy with natural gas gathering and processing services, supported by a long-term dedication of approximately 73,000 acres across four counties in the Midland Basin. Completion of the acquisition is subject to customary regulatory approvals and closing conditions. The acquisition is expected to close in the third quarter of 2025.
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
The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Six Months Ended June 30,
	2025	2024
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$2,138	$1,937
Sustaining capital projects (3)	223	374
Total	$2,361	$2,311

(1)Growth and sustaining capital amounts presented in the table above are presented on a cash basis. In total, these amounts represent “Capital expenditures” as presented on our Unaudited Condensed Statements of Consolidated Cash Flows.
(2)Growth capital projects either (a) result in new sources of cash flow due to enhancements of or additions to existing assets (e.g., additional revenue streams, cost savings resulting from debottlenecking of a facility, etc.) or (b) expand our asset base through construction of new facilities that will generate additional revenue streams and cash flows.
(3)Sustaining capital projects are capital expenditures (as defined by GAAP) resulting from improvements to existing assets. Such expenditures serve to maintain existing operations but do not generate additional revenues or result in significant cost savings. Sustaining capital expenditures include the costs of major maintenance activities at our reaction-based plants, which are accounted for using the deferral method.
Comparison of Six Months Ended June 30, 2025 with Six Months Ended June 30, 2024
In total, investments in growth capital projects increased a net $201 million period-to-period primarily due to the following:
•higher investments in the construction of natural gas processing trains and related gathering system expansions in the Delaware and Midland Basins, which accounted for a $221 million increase;
•higher investments in ethane and LPG export expansion and enhancement projects at our Gulf Coast marine terminals, which accounted for an additional $82 million increase; partially offset by
•lower investments in our TW Products System (placed into service during 2024), which accounted for a $114 million decrease.
Investments attributable to sustaining capital projects decreased $151 million period-to-period primarily due to lower major maintenance activities performed at certain of our reaction-based plants (e.g., our PDH 1 and iBDH facilities) and fluctuations in timing and costs of pipeline integrity and similar projects.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our 2024 Form 10-K. The following types of estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:
•depreciation methods and estimated useful lives of property, plant and equipment;
•measuring recoverability of long-lived assets and fair value of equity method investments;
•amortization methods of customer relationships and contract-based intangible assets;
•methods we employ to measure the fair value of goodwill and related assets; and
•the use of estimates for revenue and expenses.
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
Other Matters
Parent-Subsidiary Guarantor Relationship
The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”) (collectively, the “Guaranteed Debt”). If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At June 30, 2025, the total amount of Guaranteed Debt was $33.6 billion, which was comprised of $30.8 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes and $520 million of related accrued interest.
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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”). The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $50.5 billion at June 30, 2025. The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the six months ended June 30, 2025 was $3.3 billion. Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership. EPO exercises control over the Non-Obligor Subsidiaries. We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing. Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.
The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	June 30, 2025	December 31, 2024
Current receivables from Non-Obligor Subsidiaries	$3,208	$1,569
Other current assets	6,714	6,487
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $50.5 billion at June 30, 2025 and $50.8 billion at December 31, 2024	9,270	9,350

Selected liability information:
Current portion of Guaranteed Debt, including interest of $520 million at June 30, 2025 and $536 million at December 31, 2024	$2,143	$1,686
Current payables to Non-Obligor Subsidiaries	1,549	1,438
Other current liabilities	4,286	4,074
Noncurrent portion of Guaranteed Debt, principal only	31,432	31,057
Noncurrent payables to Non-Obligor Subsidiaries	55	55
Other noncurrent liabilities	197	215

Mezzanine equity of Obligor Group:
Preferred units	$50	$50
The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Six Months Ended June 30, 2025	For the Twelve Months Ended December 31, 2024
Revenues from Non-Obligor Subsidiaries	$11,513	$22,286
Revenues from other sources	8,163	19,781
Operating income of Obligor Group	180	443
Net loss of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $3.3 billion for the six months ended June 30, 2025 and $6.8 billion for the twelve months ended December 31, 2024	(522)	(933)
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
We assess the risk associated with each of our derivative instrument portfolios using a sensitivity analysis model. This approach measures the change in fair value of the derivative instrument portfolio based on a hypothetical 10% change in the underlying interest rates or quoted market prices on a particular day. In addition to these variables, the fair value of each portfolio is influenced by changes in the notional amounts of the instruments outstanding. The sensitivity analysis approach does not reflect the impact that the same hypothetical price movement would have on the hedged exposures to which they relate. Therefore, the impact on the fair value of a derivative instrument resulting from a change in interest rates or quoted market prices (as applicable) would normally be offset by a corresponding gain or loss on the hedged debt instrument, inventory value or forecasted transaction assuming:
•the derivative instrument functions effectively as a hedge of the underlying risk;
•the derivative instrument is not closed out in advance of its expected term; and
•the hedged forecasted transaction occurs within the expected time period.
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
At June 30, 2025, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas. For a summary of our portfolio of commodity derivative instruments outstanding, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
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

Natural gas marketing portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	June 30, 2025	July 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$5	$37	$32
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	4	31	25
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	6	43	39
NGL, petrochemical and refined products marketing, natural gas processing and octane enhancement portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	June 30, 2025	July 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$61	$(33)	$(13)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	24	(39)	(25)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	98	(27)	(1)
Crude oil marketing portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	June 30, 2025	July 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$19	$63	$36
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(79)	(26)	(25)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	117	152	97
Commercial energy derivative portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	June 30, 2025	July 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(3)	$2	$2
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	7	12	13
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(13)	(8)	(9)
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
(i)that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow for timely decisions regarding required disclosures; and
(ii)that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
•In June 2019, we received a Notice of Violation from the U.S. Environmental Protection Agency (“EPA”) in connection with regulatory requirements applicable to facilities that we operate near Baton Rouge, Louisiana.
•In August 2022, we received a Notice of Violation from the U.S. EPA alleging that gasoline at two of our refined products terminals in Texas had exceeded certain Clean Air Act-related standards during two past regulatory control periods.
•In August 2022, we received two Notices of Enforcement from the Texas Commission on Environmental Quality for alleged exceedances of air permit emission limits at our PDH 1 and iBDH facilities in Texas.
•In November 2024 and January 2025, we received notices that the New Mexico Environment Department intended to pursue enforcement for alleged exceedances of emission limits, and alleged associated late emissions reports, at our recently acquired Pinon Midstream treating facility and compressor station on various occasions from 2021 through October 2024 (prior to our acquisition date).

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
The Partnership made quarterly PIK distributions to preferred unitholders in the first and second quarters of 2025 of 20,965 and 21,345 preferred units, respectively. With the exception of 95 and 97 preferred units distributed to an unaffiliated third party in the first and second quarters of 2025, respectively, all of the PIK distributions made during the six months ended June 30, 2025 were to OTA Holdings, Inc. (“OTA”), an indirect, wholly owned subsidiary of the Partnership. The preferred units held by OTA are accounted for as treasury units in consolidation. For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
The issuances of preferred units as PIK distributions during the three and six months ended June 30, 2025 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.
Other than as described above, there were no sales of unregistered equity securities during the second quarter of 2025.
Issuer Purchases of Equity Securities
The following table summarizes our equity repurchase activity during the second quarter of 2025:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
April 2025	–	$–	–	$802,646
May 2025	2,161,299	$30.70	2,161,299	$736,291
June 2025	1,405,680	$31.30	1,405,680	$692,293
Vesting of phantom unit awards:
May 2025 (2)	79,675	$30.03	n/a	n/a
June 2025 (3)	2,030	$31.51	n/a	n/a

(1)In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of the Partnership’s common units. Units repurchased under this program are cancelled immediately upon acquisition.
(2)Of the 287,559 phantom unit awards that vested in May 2025 and converted to common units, 79,675 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.
(3)Of the 14,975 phantom unit awards that vested in June 2025 and converted to common units, 2,030 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Enterprise GP adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

4.21
Twenty-Seventh Supplemental Indenture, dated as of May 7, 2015, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee(incorporated by reference to Exhibit 4.3 to Form 8-K filed May 7, 2015).

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

4.34
Fortieth Supplemental Indenture, dated as of June 20, 2025, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and U.S. Bank Trust Company, National Association, as Series Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed June 20, 2025).

4.35
Form of Global Note representing $500 million principal amount of 6.875% Series B Senior Notes due 2033 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 10-K filed March 31, 2003).

4.36
Form of Global Note representing $350 million principal amount of 6.65% Series B Senior Notes due 2034 with attached Guarantee (incorporated by reference to Exhibit 4.19 to Form S-3 Registration Statement, Reg. No. 333-123150, filed March 4, 2005).

4.37
Form of Global Note representing $250 million principal amount of 5.75% Series B Senior Notes due 2035 with attached Guarantee (incorporated by reference to Exhibit 4.32 to Form 10-Q filed November 4, 2005).

4.38
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

4.75
Form of Global Note representing $500 million principal amount of 4.30% Senior Notes due 2028 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed June 20, 2025).

4.76
Form of Global Note representing $750 million principal amount of 4.60% Senior Notes due 2031 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed June 20, 2025).

4.77
Form of Global Note representing $750 million principal amount of 5.20% Senior Notes due 2036 with attached Guarantee (incorporated by reference to Exhibit C to Exhibit 4.4 to Form 8-K filed June 20, 2025).

4.78
Replacement Capital Covenant, dated October 27, 2009, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.9 to Form 8-K filed October 28, 2009).

4.79
Amendment to Replacement Capital Covenants, dated May 6, 2015, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.59 to Form 10-Q filed May 8, 2015).

4.80	Specimen Unit Certificate for the Series A Cumulative Convertible Preferred Units, (incorporated by reference to Exhibit B to Exhibit 3.1 to Form 8-K filed October 1, 2020).
4.81
Registration Rights Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 1, 2020).

10.1***#	Separation Agreement between Brent B. Secrest and Enterprise Products Company dated effective May 1, 2025.
22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at June 30, 2025.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
31.3#	Sarbanes-Oxley Section 302 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.3#	Sarbanes-Oxley Section 906 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
101#	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) in this Form 10-Q include the: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Statements of Consolidated Operations, (iii) Unaudited Condensed Statements of Consolidated Comprehensive Income, (iv) Unaudited Condensed Statements of Consolidated Cash Flows, (v) Unaudited Condensed Statements of Consolidated Equity and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104#	Cover Page Interactive Data File (embedded within the iXBRL document).
#	Filed with this report.
***	Identifies management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2025.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President and Chief Financial Officer of the General Partner