Form 10-Q
period 2025-09-30
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2025-11-06
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑
There were 2,163,321,050 common units of Enterprise Products Partners L.P. outstanding at the close of business on October 31, 2025.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$206	$583
Restricted cash	226	255
Accounts receivable – trade, net of allowance for credit losses of $37 at September 30, 2025 and $38 at December 31, 2024	7,515	9,236
Accounts receivable – related parties	1	4
Inventories (see Note 3)	4,160	3,955
Derivative assets (see Note 14)	452	534
Prepaid and other current assets	677	566
Total current assets	13,237	15,133
Property, plant and equipment, net (see Note 4)	51,511	49,062
Investments in unconsolidated affiliates (see Note 5)	2,201	2,259
Intangible assets, net (see Note 6)	4,207	4,005
Goodwill (see Note 6)	5,712	5,712
Other assets	954	997
Total assets	$77,822	$77,168

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$2,464	$1,150
Accounts payable – trade	1,359	1,227
Accounts payable – related parties	161	198
Accrued product payables	9,532	10,777
Accrued interest	288	536
Derivative liabilities (see Note 14)	398	471
Other current liabilities	848	818
Total current liabilities	15,050	15,177
Long-term debt (see Note 7)	31,114	30,746
Deferred tax liabilities (see Note 16)	655	656
Other long-term liabilities	903	950
Commitments and contingent liabilities (see Note 17)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,978 units outstanding at September 30, 2025 and 50,687 units outstanding at December 31, 2024)	50	50
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,163,126,578 units issued and outstanding at September 30, 2025, 2,165,699,962 units issued and outstanding at December 31, 2024)	30,242	29,793
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	264	236
Total partners’ equity	29,209	28,732
Noncontrolling interests in consolidated subsidiaries	841	857
Total equity	30,050	29,589
Total liabilities, preferred units, and equity	$77,822	$77,168
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Third parties	$12,009	$13,759	$38,765	$41,976
Related parties	14	16	38	42
Total revenues (see Note 9)	12,023	13,775	38,803	42,018
Costs and expenses:
Operating costs and expenses:
Third party and other costs	9,956	11,661	32,442	35,672
Related parties	410	372	1,206	1,097
Total operating costs and expenses	10,366	12,033	33,648	36,769
General and administrative costs:
Third party and other costs	24	19	77	63
Related parties	37	42	112	121
Total general and administrative costs	61	61	189	184
Total costs and expenses (see Note 10)	10,427	12,094	33,837	36,953
Equity in income of unconsolidated affiliates	90	99	276	302
Operating income	1,686	1,780	5,242	5,367
Other income (expense):
Interest expense	(354)	(343)	(1,026)	(1,006)
Interest income	9	14	23	31
Other, net	2	–	4	–
Total other expense, net	(343)	(329)	(999)	(975)
Income before income taxes	1,343	1,451	4,243	4,392
Benefit from (provision for) income taxes (see Note 16)	13	(19)	(27)	(55)
Net income	1,356	1,432	4,216	4,337
Net income attributable to noncontrolling interests	(17)	(14)	(47)	(56)
Net income attributable to preferred units	(1)	(1)	(3)	(3)
Net income attributable to common unitholders	$1,338	$1,417	$4,166	$4,278

Earnings per unit: (see Note 11)
Basic earnings per common unit	$0.61	$0.65	$1.91	$1.95
Diluted earnings per common unit	$0.61	$0.65	$1.90	$1.95

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$1,356	$1,432	$4,216	$4,337
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	65	210	87	127
Reclassification of gains to net income	(35)	(77)	(68)	(124)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	–	(4)	14	(2)
Reclassification of gains to net income	(2)	(2)	(5)	(5)
Total cash flow hedges	28	127	28	(4)
Total other comprehensive income (loss)	28	127	28	(4)
Comprehensive income	1,384	1,559	4,244	4,333
Comprehensive income attributable to noncontrolling interests	(17)	(14)	(47)	(56)
Comprehensive income attributable to preferred units	(1)	(1)	(3)	(3)
Comprehensive income attributable to common unitholders	$1,366	$1,544	$4,194	$4,274

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$4,216	$4,337
Reconciliation of net income to net cash flow provided by operating activities:
Depreciation and accretion	1,561	1,479
Amortization of intangible assets	159	155
Amortization of major maintenance costs for reaction-based plants	49	42
Other amortization expense	170	169
Impairment of assets other than goodwill	38	51
Equity in income of unconsolidated affiliates	(276)	(302)
Distributions received from unconsolidated affiliates attributable to earnings	280	303
Net losses (gains) attributable to asset sales and related matters	(13)	5
Deferred income tax expense (benefit)	(1)	23
Change in fair market value of derivative instruments	24	(11)
Non-cash expense related to long-term operating leases (see Note 17)	82	68
Net effect of changes in operating accounts (see Note 18)	(169)	(563)
Other operating activities	(7)	1
Net cash flow provided by operating activities	6,113	5,757
Investing activities:
Capital expenditures	(4,319)	(3,485)
Investments in unconsolidated affiliates	(1)	–
Distributions received from unconsolidated affiliates attributable to the return of capital	56	64
Proceeds from asset sales and other matters	21	11
Other investing activities	(13)	(23)
Net cash flow used in investing activities	(4,256)	(3,433)
Financing activities:
Borrowings under debt agreements	71,034	52,456
Repayments of debt	(69,349)	(49,271)
Debt issuance costs	(29)	(44)
Monetization of interest rate derivative instruments	14	(33)
Cash distributions paid to common unitholders (see Note 8)	(3,499)	(3,374)
Cash payments made in connection with distribution equivalent rights	(33)	(32)
Cash distributions paid to noncontrolling interests	(68)	(84)
Cash contributions from noncontrolling interests	5	33
Repurchase of common units under 2019 Buyback Program	(250)	(156)
Acquisition of noncontrolling interests	–	(400)
Other financing activities	(88)	(66)
Net cash flow used in financing activities	(2,263)	(971)
Net change in cash and cash equivalents, including restricted cash	(406)	1,353
Cash and cash equivalents, including restricted cash, at beginning of period	838	320
Cash and cash equivalents, including restricted cash, at end of period	$432	$1,673

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, June 30, 2025	$30,127	$(1,297)	$236	$853	$29,919
Net income	1,338	–	–	17	1,355
Cash distributions paid to common unitholders	(1,180)	–	–	–	(1,180)
Cash payments made in connection with distribution equivalent rights	(11)	–	–	–	(11)
Cash distributions paid to noncontrolling interests	–	–	–	(29)	(29)
Repurchase and cancellation of common units under 2019 Buyback Program	(80)	–	–	–	(80)
Amortization of fair value of equity-based awards	49	–	–	–	49
Cash flow hedges	–	–	28	–	28
Other, net	(1)	–	–	–	(1)
Balance, September 30, 2025	$30,242	$(1,297)	$264	$841	$30,050

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2024	$29,793	$(1,297)	$236	$857	$29,589
Net income	4,166	–	–	47	4,213
Cash distributions paid to common unitholders	(3,499)	–	–	–	(3,499)
Cash payments made in connection with distribution equivalent rights	(33)	–	–	–	(33)
Cash distributions paid to noncontrolling interests	–	–	–	(68)	(68)
Cash contributions from noncontrolling interests	–	–	–	5	5
Repurchase and cancellation of common units under 2019 Buyback Program	(250)	–	–	–	(250)
Amortization of fair value of equity-based awards	147	–	–	–	147
Cash flow hedges	–	–	28	–	28
Other, net	(82)	–	–	–	(82)
Balance, September 30, 2025	$30,242	$(1,297)	$264	$841	$30,050

See Notes to Unaudited Condensed Consolidated Financial Statements. For information regarding Unit History,
Accumulated Other Comprehensive Income (Loss), see Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, June 30, 2024	$29,110	$(1,297)	$176	$808	$28,797
Net income	1,417	–	–	14	1,431
Cash distributions paid to common unitholders	(1,139)	–	–	–	(1,139)
Cash payments made in connection with distribution equivalent rights	(11)	–	–	–	(11)
Cash distributions paid to noncontrolling interests	–	–	–	(21)	(21)
Cash contributions from noncontrolling interests	–	–	–	8	8
Repurchase and cancellation of common units under 2019 Buyback Program	(76)	–	–	–	(76)
Amortization of fair value of equity-based awards	44	–	–	–	44
Cash flow hedges	–	–	127	–	127
Other, net	(2)	–	–	–	(2)
Balance, September 30, 2024	$29,343	$(1,297)	$303	$809	$29,158

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2023	$28,663	$(1,297)	$307	$1,086	$28,759
Net income	4,278	–	–	56	4,334
Cash distributions paid to common unitholders	(3,374)	–	–	–	(3,374)
Cash payments made in connection with distribution equivalent rights	(32)	–	–	–	(32)
Cash distributions paid to noncontrolling interests	–	–	–	(84)	(84)
Cash contributions from noncontrolling interests	–	–	–	33	33
Repurchase and cancellation of common units under 2019 Buyback Program	(156)	–	–	–	(156)
Amortization of fair value of equity-based awards	144	–	–	–	144
Acquisition of noncontrolling interests	(118)	–	–	(282)	(400)
Cash flow hedges	–	–	(4)	–	(4)
Other, net	(62)	–	–	–	(62)
Balance, September 30, 2024	$29,343	$(1,297)	$303	$809	$29,158

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
We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees. EPCO, together with its privately held affiliates, owned approximately 32.5% of the Partnership’s common units outstanding at September 30, 2025.
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
Our results of operations for the nine months ended September 30, 2025 are not necessarily indicative of results expected for the full year of 2025. In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
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

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$206	$583
Restricted cash	226	255
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$432	$838
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
Note 3. Inventories
Our inventory amounts by product type were as follows at the dates indicated:

	September 30, 2025	December 31, 2024
NGLs	$3,129	$2,768
Petrochemicals and refined products	603	652
Crude oil	424	523
Natural gas	4	12
Total	$4,160	$3,955
Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value. The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales (1)	$8,590	$10,387	$28,494	$31,976
Lower of cost or net realizable value adjustments recognized in cost of sales	4	3	8	5

(1)Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Property, Plant and Equipment
The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years	September 30, 2025	December 31, 2024
Plants, pipelines and facilities (1)(5)	3-45	$64,078	$60,716
Underground and other storage facilities (2)(6)	5-40	4,792	4,704
Transportation equipment (3)	3-10	290	272
Marine vessels (4)	15-30	953	949
Land		425	424
Construction in progress		4,581	4,138
Subtotal		75,119	71,203
Less accumulated depreciation		23,807	22,330
Subtotal property, plant and equipment, net		51,312	48,873
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)		199	189
Property, plant and equipment, net		$51,511	$49,062

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
(7)For reaction-based plants, we use the deferral method when accounting for major maintenance activities. Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project. On a weighted-average basis, the expected remaining amortization period for these costs is 2.7 years.
Property, plant and equipment at both September 30, 2025 and December 31, 2024 includes $134 million of asset retirement costs capitalized as an increase in the associated long-lived asset.
The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2024:

ARO liability balance, December 31, 2024	$265
Liabilities incurred (1)	1
Revisions in estimated cash flows (2)	2
Liabilities settled (3)	(5)
Accretion expense (4)	16
ARO liability balance, September 30, 2025	$279

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
Of the $279 million total ARO liability recorded at September 30, 2025, $4 million was reflected as a current liability and $275 million as a long-term liability.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense (1)	$527	$495	$1,545	$1,471
Capitalized interest (2)	49	31	147	82

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

	September 30, 2025	December 31, 2024
NGL Pipelines & Services	$573	$598
Crude Oil Pipelines & Services	1,595	1,628
Natural Gas Pipelines & Services	31	30
Petrochemical & Refined Products Services	2	3
Total	$2,201	$2,259
The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NGL Pipelines & Services	$21	$27	$59	$84
Crude Oil Pipelines & Services	68	70	212	212
Natural Gas Pipelines & Services	2	2	4	5
Petrochemical & Refined Products Services	(1)	–	1	1
Total	$90	$99	$276	$302
In June 2025, we sold our 25% membership interest in Transport 4, L.L.C. (“Transport 4”) to third parties for cash proceeds of $8 million and recorded a $6 million gain.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Intangible Assets and Goodwill
Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	September 30, 2025			December 31, 2024
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(286)	$163	$449	$(276)	$173
Contract-based intangibles	1,050	(167)	883	754	(141)	613
Segment total	1,499	(453)	1,046	1,203	(417)	786
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(689)	1,506	2,195	(627)	1,568
Contract-based intangibles	283	(279)	4	283	(278)	5
Segment total	2,478	(968)	1,510	2,478	(905)	1,573
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,351	(691)	660	1,351	(663)	688
Contract-based intangibles	1,146	(254)	892	1,081	(227)	854
Segment total	2,497	(945)	1,552	2,432	(890)	1,542
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(97)	84	181	(92)	89
Contract-based intangibles	45	(30)	15	45	(30)	15
Segment total	226	(127)	99	226	(122)	104
Total intangible assets	$6,700	$(2,493)	$4,207	$6,339	$(2,334)	$4,005
The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NGL Pipelines & Services	$13	$12	$36	$33
Crude Oil Pipelines & Services	21	27	63	78
Natural Gas Pipelines & Services	19	13	55	39
Petrochemical & Refined Products Services	2	2	5	5
Total	$55	$54	$159	$155
The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2025	2026	2027	2028	2029
$59	$231	$225	$214	$214
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction. There has been no change in our goodwill amounts since those reported in our 2024 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Debt Obligations
The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	September 30, 2025	December 31, 2024
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$840	$–
Senior Notes MM, 3.75% fixed-rate, due February 2025	–	1,150
Senior Notes FFF, 5.05% fixed-rate, due January 2026	750	750
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
March 2025 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2026 (1)	–	–
Senior Notes HHH, 4.60% fixed-rate, due January 2027	1,000	1,000
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
Senior Notes LLL, 4.30% fixed-rate, due June 2028	500	–
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2030 (2)	–	–
Senior Notes MMM, 4.60% fixed-rate, due January 2031	750	–
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	1,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes III, 4.85% fixed-rate, due January 2034	1,000	1,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes JJJ 4.95% fixed-rate, due February 2035	1,100	1,100
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes NNN, 5.20% fixed-rate, due January 2036	750	–
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes KKK, 5.55% fixed-rate, due February 2055	1,400	1,400
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	31,615	29,925
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)	700	700
Total principal amount of senior and junior debt obligations	33,897	32,207
Other, non-principal amounts	(319)	(311)
Less current maturities of debt	(2,464)	(1,150)
Total long-term debt	$31,114	$30,746

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the nine months ended September 30, 2025:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	4.23% to 4.68%	4.54%
EPO Junior Subordinated Notes C	7.21% to 7.51%	7.38%
EPO Junior Subordinated Notes D	7.43% to 7.73%	7.58%
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
Scheduled Maturities of Debt
The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2025 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2025	2026	2027	2028	2029	Thereafter
Commercial Paper Notes	$840	$840	$–	$–	$–	$–	$–
Senior Notes	30,775	–	1,625	1,575	1,500	1,250	24,825
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$33,897	$840	$1,625	$1,575	$1,500	$1,250	$27,107
March 2025 $1.5 Billion 364-Day Revolving Credit Agreement
In March 2025, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2025 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement. As of September 30, 2025, there were no principal amounts outstanding under the March 2025 $1.5 Billion 364-Day Revolving Credit Agreement.
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

Letters of Credit
At September 30, 2025, EPO had $35 million of letters of credit outstanding primarily related to our insurance program.
Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at September 30, 2025.
Parent-Subsidiary Guarantor Relationships
The Partnership acts as guarantor of the consolidated debt obligations of EPO. If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.
Note 8. Capital Accounts
Common Limited Partner Interests
The following table summarizes changes in the number of our common units outstanding since December 31, 2024:

Common units outstanding at December 31, 2024	2,165,699,962
Common unit repurchases under 2019 Buyback Program	(1,803,215)
Common units issued in connection with the vesting of phantom unit awards, net	4,989,490
Other	16,398
Common units outstanding at March 31, 2025	2,168,902,635
Common unit repurchases under 2019 Buyback Program	(3,566,979)
Common units issued in connection with the vesting of phantom unit awards, net	220,829
Common units outstanding at June 30, 2025	2,165,556,485
Common unit repurchases under 2019 Buyback Program	(2,543,004)
Common units issued in connection with the vesting of phantom unit awards, net	113,097
Common units outstanding at September 30, 2025	2,163,126,578
Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program). The Partnership did not issue any common units under its ATM program during the nine months ended September 30, 2025. The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of September 30, 2025.
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
During the three and nine months ended September 30, 2025, the Partnership repurchased 2,543,004 and 7,913,198 common units, respectively, under the 2019 Buyback Program. The total cost of these repurchases, including commissions and fees, was $80 million and $250 million, respectively. During the three and nine months ended September 30, 2024, the Partnership repurchased 2,646,351 and 5,452,767 common units, respectively, under the 2019 Buyback Program. The total cost of these repurchases, including commissions and fees, was $76 million and $156 million, respectively. Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition. At September 30, 2025, the remaining available capacity under the 2019 Buyback Program was $613 million.
In October 2025, we announced that the Board approved an increase to the authorized maximum aggregate purchase price (excluding fees, commissions and other ancillary expenses) of the Partnership’s common units that may be repurchased under the 2019 Buyback Program from $2.0 billion to $5.0 billion. After giving effect to this increase, the remaining available capacity under the 2019 Buyback Program is $3.6 billion.
Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 5,323,416 new common units to employees in connection with the vesting of phantom unit awards during the nine months ended September 30, 2025. See Note 13 for information regarding our phantom unit awards.
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
During the nine months ended September 30, 2025, agents of the Partnership purchased 3,529,782 common units on the open market and delivered them to participants in the DRIP and EUPP. Apart from $3 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants. No other Partnership funds were used to satisfy these obligations. We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on November 14, 2025.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Preferred Units
The following table summarizes changes in the number of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding since December 31, 2024.

Preferred units outstanding at December 31, 2024	50,687
Paid in-kind distribution to third party	95
Preferred units outstanding at March 31, 2025	50,782
Paid in-kind distribution to third party	97
Preferred units outstanding at June 30, 2025	50,879
Paid in-kind distribution to third party	99
Preferred units outstanding at September 30, 2025	50,978
We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.
During the nine months ended September 30, 2025, the Partnership made quarterly cash distributions to its preferred unitholders of $2 million and paid-in-kind distributions of 291 new preferred units valued at less than $1 million.
Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges		Other	Total
	Commodity Derivative Instruments	Interest Rate Derivative Instruments
Accumulated Other Comprehensive Income (Loss), December 31, 2024	$91	$143	$2	$236
Other comprehensive income (loss) for period, before reclassifications	87	14	–	101
Reclassification of losses (gains) to net income during period	(68)	(5)	–	(73)
Total other comprehensive income (loss) for period	19	9	–	28
Accumulated Other Comprehensive Income (Loss), September 30, 2025	$110	$152	$2	$264

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2023	$154	$151	$2	$307
Other comprehensive income (loss) for period, before reclassifications	127	(2)	–	125
Reclassification of losses (gains) to net income during period	(124)	(5)	–	(129)
Total other comprehensive income (loss) for period	3	(7)	–	(4)
Accumulated Other Comprehensive Income (Loss), September 30, 2024	$157	$144	$2	$303
The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Losses (gains) on cash flow hedges:	Location	2025	2024	2025	2024
Interest rate derivatives	Interest expense	$(2)	$(2)	$(5)	$(5)
Commodity derivatives	Revenue	(47)	(96)	(100)	(176)
Commodity derivatives	Operating costs and expenses	12	19	32	52
Total		$(37)	$(79)	$(73)	$(129)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For information regarding our interest rate and commodity derivative instruments, see Note 14.
Cash Distributions
On October 7, 2025, we announced that the Board declared a quarterly cash distribution of $0.545 per common unit, or $2.18 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2025. The quarterly distribution is payable on November 14, 2025 to unitholders of record as of the close of business on October 31, 2025. The total amount to be paid is $1.19 billion, which includes $11 million for distribution equivalent rights (“DERs”) on phantom unit awards.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NGL Pipelines & Services:
Sales of NGLs and related products	$2,736	$4,134	$10,110	$12,115
Segment midstream services:
Natural gas processing and fractionation	341	315	989	1,009
Transportation	314	293	934	835
Storage and terminals	74	89	238	277
Total segment midstream services	729	697	2,161	2,121
Total NGL Pipelines & Services	3,465	4,831	12,271	14,236
Crude Oil Pipelines & Services:
Sales of crude oil	5,087	4,952	14,391	15,672
Segment midstream services:
Transportation	202	194	586	577
Storage and terminals	107	105	323	305
Total segment midstream services	309	299	909	882
Total Crude Oil Pipelines & Services	5,396	5,251	15,300	16,554
Natural Gas Pipelines & Services:
Sales of natural gas	476	243	1,893	987
Segment midstream services:
Transportation	456	406	1,331	1,128
Total segment midstream services	456	406	1,331	1,128
Total Natural Gas Pipelines & Services	932	649	3,224	2,115
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,919	2,751	7,020	8,105
Segment midstream services:
Fractionation and isomerization	70	65	257	276
Transportation, including marine logistics	156	157	488	498
Storage and terminals	85	71	243	234
Total segment midstream services	311	293	988	1,008
Total Petrochemical & Refined Products Services	2,230	3,044	8,008	9,113
Total consolidated revenues	$12,023	$13,775	$38,803	$42,018

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Unbilled Revenue and Deferred Revenue
The following tables provide information regarding our contract assets and contract liabilities at September 30, 2025:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$7
Total		$7

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$158
Deferred revenue (noncurrent)	Other long-term liabilities	253
Total		$411
The following table presents significant changes in our unbilled revenue and deferred revenue balances for the nine months ended September 30, 2025:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2024	$9	$452
Amount included in opening balance transferred to other accounts during period (1)	(9)	(164)
Amount recorded during period (2)	65	585
Amounts recorded during period transferred to other accounts (1)	(58)	(463)
Other changes	–	1
Balance at September 30, 2025	$7	$411

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
Remaining Performance Obligations
The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year. These amounts represent the revenues we expect to recognize in future periods from these contracts as of September 30, 2025.

Period	Fixed Consideration
Three months ended December 31, 2025	$1,103
One year ended December 31, 2026	4,407
One year ended December 31, 2027	4,076
One year ended December 31, 2028	3,607
One year ended December 31, 2029	2,752
Thereafter	11,061
Total	$27,006

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of total segment gross operating margin to income before income taxes for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment gross operating margin	$2,383	$2,448	$7,318	$7,382
Adjustments to reconcile total segment gross operating margin to income before income taxes (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	(625)	(586)	(1,837)	(1,749)
Asset impairment charges in operating costs and expenses	(17)	(27)	(38)	(51)
Net gains (losses) attributable to asset sales and related matters in operating costs and expenses	4	–	13	(5)
General and administrative costs	(61)	(61)	(189)	(184)
Non-refundable payments received from shippers attributable to make-up rights (2)	–	(13)	(43)	(56)
Subsequent recognition of revenues attributable to make-up rights (3)	2	19	18	30
Total other expense, net (4)	(343)	(329)	(999)	(975)
Income before income taxes	$1,343	$1,451	$4,243	$4,392

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information
The following tables present segment revenues and significant segment expenses by segment, together with a reconciliation to segment gross operating margin, for the periods indicated:

	For the Three Months Ended September 30, 2025
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$3,463	$5,389	$927	$2,230	$12,009
Revenues from related parties	2	7	5	–	14
Intersegment and intrasegment revenues	17,583	11,504	235	4,019	33,341
Total segment revenues	21,048	16,900	1,167	6,249	45,364
Significant segment expenses:
Cost of sales	19,093	16,450	616	5,484	41,643
Variable operating costs and expenses (1)	219	36	21	118	394
Fixed operating costs and expenses (2)	456	116	194	282	1,048
Total significant segment expenses	19,768	16,602	831	5,884	43,085
Other segment income:
Equity in income of unconsolidated affiliates	21	68	2	(1)	90
Other segment items (3)	2	5	1	6	14
Total other segment income	23	73	3	5	104
Total segment gross operating margin	$1,303	$371	$339	$370	$2,383

Other financial information:
Capital expenditures	$1,097	$35	$674	$152	$1,958

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
(3)Other segment items for each segment primarily represent the following:
•NGL Pipelines & Services – Subsequent recognition of revenues attributable to make-up rights and other miscellaneous segment items.
•Crude Oil Pipelines & Services – Other miscellaneous segment items.
•Natural Gas Pipelines & Services – Other miscellaneous segment items.
•Petrochemical & Refined Products Services – Other miscellaneous segment items.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine Months Ended September 30, 2025
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$12,265	$15,281	$3,211	$8,008	$38,765
Revenues from related parties	6	19	13	–	38
Intersegment and intrasegment revenues	51,604	31,450	669	17,011	100,734
Total segment revenues	63,875	46,750	3,893	25,019	139,537
Significant segment expenses:
Cost of sales	58,013	45,417	2,159	22,799	128,388
Variable operating costs and expenses (1)	622	105	63	331	1,121
Fixed operating costs and expenses (2)	1,321	305	566	859	3,051
Total significant segment expenses	59,956	45,827	2,788	23,989	132,560
Other segment income:
Equity in income of unconsolidated affiliates	59	212	4	1	276
Other segment items (3)	40	13	4	8	65
Total other segment income	99	225	8	9	341
Total segment gross operating margin	$4,018	$1,148	$1,113	$1,039	$7,318

Other financial information:
Capital expenditures	$2,557	$83	$1,304	$375	$4,319

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
(3)Other segment items for each segment primarily represent the following:
•NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights, subsequent recognition of revenues attributable to make-up rights, and other miscellaneous segment items.
•Crude Oil Pipelines & Services – Other miscellaneous segment items.
•Natural Gas Pipelines & Services – Other miscellaneous segment items.
•Petrochemical & Refined Products Services – Other miscellaneous segment items.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2024
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$4,828	$5,241	$646	$3,044	$13,759
Revenues from related parties	3	10	3	–	16
Intersegment and intrasegment revenues	11,044	13,678	166	6,944	31,832
Total segment revenues	15,875	18,929	815	9,988	45,607
Significant segment expenses:
Cost of sales	13,946	18,463	279	9,281	41,969
Variable operating costs and expenses (1)	190	30	15	87	322
Fixed operating costs and expenses (2)	425	103	174	259	961
Total significant segment expenses	14,561	18,596	468	9,627	43,252
Other segment income:
Equity in income of unconsolidated affiliates	27	70	2	–	99
Other segment items (3)	(6)	(2)	–	2	(6)
Total other segment income	21	68	2	2	93
Total segment gross operating margin	$1,335	$401	$349	$363	$2,448

Other financial information:
Capital expenditures	$629	$52	$246	$247	$1,174

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
(3)Other segment items for each segment primarily represent the following:
•NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights, subsequent recognition of revenues attributable to make-up rights, and other miscellaneous segment items.
•Crude Oil Pipelines & Services – Other miscellaneous segment items.
•Natural Gas Pipelines & Services – Other miscellaneous segment items.
•Petrochemical & Refined Products Services – Other miscellaneous segment items.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine Months Ended September 30, 2024
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$14,227	$16,530	$2,106	$9,113	$41,976
Revenues from related parties	9	24	9	–	42
Intersegment and intrasegment revenues	34,157	42,547	481	18,982	96,167
Total segment revenues	48,393	59,101	2,596	28,095	138,185
Significant segment expenses:
Cost of sales	42,713	57,679	1,106	25,866	127,364
Variable operating costs and expenses (1)	531	102	54	266	953
Fixed operating costs and expenses (2)	1,254	310	492	756	2,812
Total significant segment expenses	44,498	58,091	1,652	26,888	131,129
Other segment income (expense):
Equity in income of unconsolidated affiliates	84	212	5	1	302
Other segment items (3)	21	7	5	(9)	24
Total other segment income (expense), net	105	219	10	(8)	326
Total segment gross operating margin	$4,000	$1,229	$954	$1,199	$7,382

Other financial information:
Capital expenditures	$1,835	$133	$696	$821	$3,485

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
(3)Other segment items for each segment primarily represent the following:
•NGL Pipelines & Services – Non-refundable payments received from shippers attributable to make-up rights, subsequent recognition of revenues attributable to make-up rights, and other miscellaneous segment items.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Segment revenues:
NGL Pipelines & Services	$21,048	$15,875	$63,875	$48,393
Crude Oil Pipelines & Services	16,900	18,929	46,750	59,101
Natural Gas Pipelines & Services	1,167	815	3,893	2,596
Petrochemical & Refined Products Services	6,249	9,988	25,019	28,095
Total segment revenues	45,364	45,607	139,537	138,185
Elimination of intersegment and intrasegment revenues	(33,341)	(31,832)	(100,734)	(96,167)
Total consolidated revenues	$12,023	$13,775	$38,803	$42,018
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our segment assets, together with a reconciliation to our consolidated total assets, at the dates indicated:

	September 30, 2025	December 31, 2024
NGL Pipelines & Services	$23,394	$21,900
Crude Oil Pipelines & Services	11,168	11,390
Natural Gas Pipelines & Services	13,036	12,260
Petrochemical & Refined Products Services	11,452	11,350
Total segment assets	59,050	56,900
Construction in progress	4,581	4,138
Current assets	13,237	15,133
Other assets	954	997
Consolidated total assets	$77,822	$77,168
Supplemental Revenue and Expense Information
The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated revenues:
NGL Pipelines & Services	$3,465	$4,831	$12,271	$14,236
Crude Oil Pipelines & Services	5,396	5,251	15,300	16,554
Natural Gas Pipelines & Services	932	649	3,224	2,115
Petrochemical & Refined Products Services	2,230	3,044	8,008	9,113
Total consolidated revenues	$12,023	$13,775	$38,803	$42,018

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$8,590	$10,387	$28,494	$31,976
Other operating costs and expenses (1)	1,120	1,018	3,243	2,946
Depreciation, amortization and accretion	643	601	1,886	1,791
Asset impairment charges	17	27	38	51
Net losses (gains) attributable to asset sales and related matters	(4)	–	(13)	5
General and administrative costs	61	61	189	184
Total consolidated costs and expenses	$10,427	$12,094	$33,837	$36,953

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Earnings Per Unit
The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,338	$1,417	$4,166	$4,278
Earnings allocated to phantom unit awards (1)	(12)	(14)	(39)	(41)
Net income allocated to common unitholders	$1,326	$1,403	$4,127	$4,237

Basic weighted-average number of common units outstanding	2,164	2,169	2,166	2,170

Basic earnings per common unit	$0.61	$0.65	$1.91	$1.95

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,338	$1,417	$4,166	$4,278
Net income attributable to preferred units	1	1	3	3
Net income attributable to limited partners	$1,339	$1,418	$4,169	$4,281

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,164	2,169	2,166	2,170
Phantom units (2)	20	21	21	21
Preferred units (2)	2	2	2	2
Total	2,186	2,192	2,189	2,193

Diluted earnings per common unit	$0.61	$0.65	$1.90	$1.95

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
Note 12. Acquisitions
Acquisition of Oxy Natural Gas Gathering Affiliate
In July 2025, we entered into definitive agreements to acquire an affiliate of Occidental Petroleum Corporation (“Oxy”) that owns approximately 200 miles of natural gas gathering pipelines in the Midland Basin and to provide natural gas gathering and processing services to Oxy for production from approximately 73,000 dedicated acres across four counties in the Midland Basin.
This acquisition, which closed on August 22, 2025, did not meet the definition of a business under ASC 805, Business Combinations, and was therefore accounted for as an asset acquisition. Asset acquisitions require, among other considerations, that the total cost of the acquisition be allocated to the assets acquired and liabilities assumed on a relative fair value basis. Additionally, transaction costs incurred in connection with an asset acquisition are capitalized as part of the total cost of the acquired assets.
The total cost of the acquisition was $583 million, consisting of $581 million in cash consideration and $2 million in transaction-related costs. This amount is reflected as a component of “Capital expenditures” on our Unaudited Condensed Consolidated Statements of Consolidated Cash Flows.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the allocation of the total cost to the assets acquired and liabilities assumed:

Recognized amounts of assets acquired and liabilities assumed (1):
Property, plant and equipment	$223
Contract-based intangible asset	360
Total net assets acquired	$583

(1)As part of this transaction, we acquired other assets and assumed liabilities that net to a negligible amount. Acquired other assets primarily included accounts receivable, and assumed liabilities primarily included accounts payable and asset retirement obligations. None of these amounts were considered individually significant.
The fair value of the acquired property, plant and equipment was determined using the cost approach and consisted of pipelines and related equipment. See Note 4 for additional information regarding our property, plant and equipment.

The contract-based intangible asset represents the estimated value assigned to the long-term gathering and processing services agreement with Oxy, which is expected to renew in approximately 15 years under similar commercial terms. The fair value of the contract-based intangible asset was determined using the income approach, specifically a discounted cash flow analysis, which incorporated Level 3 inputs including management’s long-term forecast of cash flows generated by the gathering and processing services agreement, based on the estimated life of the hydrocarbon resource basin served, resource depletion rates, and expected contract renewals. The intangible asset will be amortized on a straight-line basis over approximately 23 years.
Acquisition of Pinon Midstream
On October 28, 2024, we acquired Pinon Midstream for $953 million in cash consideration. We funded this transaction using cash on hand.
Pinon Midstream’s assets include 43 miles of natural gas gathering and redelivery pipelines, five 3-stage compressor stations, 270 million cubic feet per day (“MMcf/d”) of hydrogen sulfide and carbon dioxide treating facilities and two high capacity acid gas injection wells. This acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations.
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
On a historical pro forma basis, our revenues, costs and expenses, operating income, net income attributable to common unitholders and earnings per unit for the three and nine months ended September 30, 2024 would not have differed materially from those we actually reported had the acquisition been completed on January 1, 2024 rather than October 28, 2024.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Equity-Based Awards
An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA. The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Equity-classified awards:
Phantom unit awards	$50	$44	$149	$135
Profits interest awards	–	–	–	10
Total	$50	$44	$149	$145
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
Phantom Unit Awards
Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions). The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2024	20,592,251	$25.21
Granted (2)	7,792,090	$33.12
Vested	(7,786,401)	$24.45
Forfeited	(514,233)	$28.40
Phantom unit awards at September 30, 2025	20,083,707	$28.49

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
The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cash payments made in connection with DERs	$11	$11	$33	$32
Total intrinsic value of phantom unit awards that vested during period	5	3	261	197
For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $267 million at September 30, 2025, of which our share of such cost is currently estimated to be $212 million. Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.3 years.

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
At September 30, 2025, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at September 30, 2025 (volume measures as noted):

	Volume (1)		Accounting Treatment
Derivative Purpose	Current (2)	Long-Term (2)
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted sales of natural gas (Bcf)	30.0	22.7	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	2.7	0.2	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	1.9	0.4	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	1.1	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	217.0	23.9	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	217.9	29.2	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.6	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	1.8	0.1	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	15.3	8.1	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	25.2	16.0	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	0.1	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.2	0.5	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	48.3	n/a	Mark-to-market
NGL risk management activities (MMBbls) (3)	36.4	6.0	Mark-to-market
Refined products risk management activities (MMBbls) (3)	7.2	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	50.3	n/a	Mark-to-market
Petrochemical risk management activities (MMBbls) (3)	0.3	n/a	Mark-to-market

(1)Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2028, December 2025 and December 2027, respectively.
(3)Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.
The carrying amount of our inventories subject to fair value hedges was $4 million and $11 million at September 30, 2025 and December 31, 2024, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
Derivative Instruments and Related Hedged Items
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2025		December 31, 2024		September 30, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity derivatives	Current assets	$258	Current assets	$210	Current liabilities	$202	Current liabilities	$178
Commodity derivatives	Other assets	23	Other assets	22	Other liabilities	19	Other liabilities	4
Total commodity derivatives		281		232		221		182
Total derivatives designated as hedging instruments		$281		$232		$221		$182

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$194	Current assets	$324	Current liabilities	$196	Current liabilities	$293
Commodity derivatives	Other assets	1	Other assets	19	Other liabilities	1	Other liabilities	20
Total commodity derivatives		195		343		197		313
Total derivatives not designated as hedging instruments		$195		$343		$197		$313
Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements. The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2025:
Commodity derivatives	$476	$–	$476	$(417)	$(59)	$–	$–
As of December 31, 2024:
Commodity derivatives	$575	$–	$575	$(495)	$(79)	$–	$1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2025:
Commodity derivatives	$418	$–	$418	$(417)	$–	$–	$1
As of December 31, 2024:
Commodity derivatives	$495	$–	$495	$(495)	$–	$–	$–
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
The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Commodity derivatives	Revenue	$–	$1	$4	$2
Total		$–	$1	$4	$2

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Commodity derivatives	Revenue	$(2)	$–	$(4)	$5
Total		$(2)	$–	$(4)	$5
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate derivatives	$–	$(4)	$14	$(2)
Commodity derivatives – Revenue (1)	77	261	114	186
Commodity derivatives – Operating costs and expenses (1)	(12)	(51)	(27)	(59)
Total	$65	$206	$101	$125

(1)The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Interest rate derivatives	Interest expense	$2	$2	$5	$5
Commodity derivatives	Revenue	47	96	100	176
Commodity derivatives	Operating costs and expenses	(12)	(19)	(32)	(52)
Total		$37	$79	$73	$129
Over the next twelve months, we expect to reclassify $8 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense. Likewise, we expect to reclassify $102 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $111 million as an increase in revenue and $9 million as an increase in operating costs and expenses.
The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Commodity derivatives	Revenue	$(17)	$(13)	$30	$(5)
Commodity derivatives	Operating costs and expenses	(5)	(4)	(4)	(5)
Total		$(22)	$(17)	$26	$(10)
The $26 million net gain recognized for the nine months ended September 30, 2025 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $46 million of net realized gains and $20 million of net unrealized mark-to-market losses attributable to commodity derivatives.
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

	At September 30, 2025 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$276	$509	$–	$785
Impact of CME Rule 814	(98)	(211)	–	(309)
Total commodity derivatives	178	298	–	476
Total	$178	$298	$–	$476

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$194	$494	$1	$689
Impact of CME Rule 814	(28)	(242)	(1)	(271)
Total commodity derivatives	166	252	–	418
Total	$166	$252	$–	$418

	At December 31, 2024 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$355	$443	$–	$798
Impact of CME Rule 814	(56)	(167)	–	(223)
Total commodity derivatives	299	276	–	575
Total	$299	$276	$–	$575

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$291	$404	$21	$716
Impact of CME Rule 814	(43)	(157)	(21)	(221)
Total commodity derivatives	248	247	–	495
Total	$248	$247	$–	$495
In the aggregate, the fair value of our commodity hedging portfolios at September 30, 2025 was a net derivative asset of $96 million prior to the impact of CME Rule 814.
Financial assets and liabilities recorded on the balance sheet at September 30, 2025 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature. The estimated total fair value of our fixed-rate debt obligations was $30.6 billion and $28.9 billion at September 30, 2025 and December 31, 2024, respectively. The aggregate carrying value of these debt obligations was $32.5 billion and $31.6 billion at September 30, 2025 and December 31, 2024, respectively. These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing. Changes in market rates of interest affect the fair value of our fixed-rate debt. The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based. We do not have any long-term investments in debt or equity securities recorded at fair value.
Note 15. Related Party Transactions
The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues – related parties:
Unconsolidated affiliates	$14	$16	$38	$42
Costs and expenses – related parties:
EPCO and its privately held affiliates	$404	$367	$1,200	$1,085
Unconsolidated affiliates	43	47	118	133
Total	$447	$414	$1,318	$1,218
The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	September 30, 2025	December 31, 2024
Accounts receivable - related parties:
Unconsolidated affiliates	$1	$4

Accounts payable - related parties:
EPCO and its privately held affiliates	$146	$180
Unconsolidated affiliates	15	18
Total	$161	$198
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
At September 30, 2025, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,247,078 common units	32.5%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 59,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at September 30, 2025. These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO. An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.
The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates. EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any. During the nine months ended September 30, 2025 and 2024, we paid EPCO and its privately held affiliates cash distributions totaling $1.1 billion and $1.1 billion, respectively.
We have no employees. All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers. We and our general partner are parties to the ASA. The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating costs and expenses	$364	$323	$1,079	$956
General and administrative expenses	33	37	101	111
Total costs and expenses	$397	$360	$1,180	$1,067
We lease office space from privately held affiliates of EPCO. For the three months ended September 30, 2025 and 2024, we recognized $6 million and $7 million, respectively, of related party operating lease expense in connection with these office space leases. For the nine months ended September 30, 2025 and 2024, we recognized $18 million and $17 million, respectively, of related party operating lease expense in connection with these office space leases.
Note 16. Income Taxes
Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We did not rely on any uncertain tax positions in recording our income tax-related amounts during the three and nine months ended September 30, 2025 and 2024.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Current portion of income tax provision:
Federal	$(1)	$(1)	$(2)	$(1)
State	(3)	(9)	(26)	(31)
Total current portion	(4)	(10)	(28)	(32)
Deferred portion of income tax provision:
Federal	(4)	(4)	(12)	(12)
State	21	(4)	13	(10)
Foreign	–	(1)	–	(1)
Total deferred portion	17	(9)	1	(23)
Total benefit from (provision for) income taxes	$13	$(19)	$(27)	$(55)
A reconciliation of the benefit from (provision for) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Pre-Tax Net Book Income (“NBI”)	$1,343	$1,451	$4,243	$4,392

Texas Margin Tax (1)	18	(13)	(12)	(40)
State income tax provision, net of federal benefit	–	(1)	(1)	(1)
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(5)	(4)	(14)	(12)
Other	–	(1)	–	(2)
Benefit from (provision for) income taxes	$13	$(19)	$(27)	$(55)

Effective income tax rate	1.0%	(1.3)%	(0.6)%	(1.3)%

(1)Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.
The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	September 30, 2025	December 31, 2024
Deferred tax liabilities:
Attributable to investment in OTA (1)	$485	$462
Attributable to property, plant and equipment	137	151
Attributable to investments in other entities	4	5
Other	97	98
Total deferred tax liabilities	723	716
Deferred tax assets:
Net operating loss carryovers (2)	65	56
Temporary differences related to Texas Margin Tax	3	4
Total deferred tax assets	68	60
Total net deferred tax liabilities	$655	$656

(1)Represents the deferred tax liability balance held by our wholly owned subsidiary, OTA Holdings, Inc. (“OTA”), which we acquired in March 2020.
(2)The loss amount presented as of September 30, 2025 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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
There were no accruals for litigation contingencies at September 30, 2025 and December 31, 2024, respectively.
Contractual Obligations
Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements. In total, the principal amount of our consolidated debt obligations were $33.9 billion and $32.2 billion at September 30, 2025 and December 31, 2024, respectively. See Note 7 for additional information regarding our scheduled future maturities of debt principal.
Lease Accounting Matters
There has been no significant change in our operating and finance lease obligations since those disclosed in the 2024 Form 10-K.
The following table presents information regarding operating and finance leases where we are the lessee at September 30, 2025:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Operating leases
Storage and pipeline facilities	$180	$178	8 years	4.5%
Transportation equipment	34	36	3 years	4.8%
Office and warehouse space	161	195	11 years	3.3%
Total operating leases	375	409
Finance leases
Transportation equipment	17	17	4 years	4.8%
Total finance leases	17	17
Total leases	$392	$426

(1)ROU asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)At September 30, 2025, operating lease liabilities of $94 million and $315 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively. Additionally at September 30, 2025, finance lease liabilities of $3 million and $14 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table disaggregates our total operating and finance lease expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Long-term leases:
Fixed operating lease expense:
Non-cash lease expense (amortization of ROU assets)	$27	$25	$82	$68
Related accretion expense on lease liability balances	4	4	13	12
Total fixed operating lease expense	31	29	95	80
Fixed finance lease expense:
Amortization of ROU assets	1	–	2	–
Interest on finance lease liabilities	–	–	1	–
Total fixed finance lease expense	1	–	3	–
Variable lease expense	5	4	14	12
Total long-term lease expense	37	33	112	92
Short-term leases	45	32	118	91
Total lease expense	$82	$65	$230	$183

Cash paid for operating lease liabilities was $31 million and $28 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, cash paid for operating lease liabilities was $97 million and $78 million, respectively. Cash paid for finance leases was $1 million and $2 million for the three and nine months ended September 30, 2025, respectively.
Operating lease income for each of the three months ended September 30, 2025 and 2024 was $4 million. Operating lease income for each of the nine months ended September 30, 2025 and 2024 was $11 million.
Purchase Obligations
We have contractual future product purchase commitments for NGLs and crude oil representing enforceable and legally binding agreements as of the reporting date. In the ordinary course of business, we fulfill product purchase commitments with our third party suppliers. Outside of changes related to the ordinary course of business, our consolidated product purchase commitments at September 30, 2025 did not differ materially from those reported in our 2024 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Supplemental Cash Flow Information
The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
Decrease (increase) in:
Accounts receivable – trade	$1,725	$(426)
Accounts receivable – related parties	3	2
Inventories	(101)	32
Prepaid and other current assets	(81)	(96)
Other assets	23	62
Increase (decrease) in:
Accounts payable – trade	26	(147)
Accounts payable – related parties	(37)	(62)
Accrued product payables	(1,353)	305
Accrued interest	(248)	(185)
Other current liabilities	(17)	52
Other long-term liabilities	(109)	(100)
Net effect of changes in operating accounts	$(169)	$(563)

Cash payments for interest, net of $147 and $82 capitalized during the nine months ended September 30, 2025 and 2024, respectively	$1,260	$1,180

Cash payments for federal and state income taxes	$12	$19
We incurred liabilities for construction in progress that had not been paid at September 30, 2025 and December 31, 2024 of $571 million and $490 million, respectively. Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.
For the Three and Nine Months Ended September 30, 2025 and 2024
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as filed on February 28, 2025 with the U.S. Securities and Exchange Commission (“SEC”). Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q for the three and nine months ended September 30, 2025 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.
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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees. EPCO, together with its privately held affiliates, owned approximately 32.5% of the Partnership’s common units outstanding at September 30, 2025.
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
As used in this quarterly report, the phrase “quarter-to-quarter” means the third quarter of 2025 compared to the third quarter of 2024. Likewise, the phrase “period-to-period” means the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

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
Recent Developments
Enterprise Announces Increase to 2019 Buyback Program
In October 2025, we announced that the Board approved an increase to the authorized maximum aggregate purchase price (excluding fees, commissions and other ancillary expenses) of the Partnership’s common units that may be repurchased under the 2019 Buyback Program from $2.0 billion to $5.0 billion. After giving effect to this increase, the remaining available capacity under the 2019 Buyback Program is $3.6 billion.
Enterprise Acquires Oxy Affiliate, Enters into Service Agreements, and Expands Midland Basin Processing Capacity
In July 2025, an affiliate of Enterprise agreed to acquire an affiliate of Occidental Petroleum Corporation (“Oxy”), which owns approximately 200 miles of natural gas gathering pipelines in the Midland Basin, in a debt-free transaction for $581 million in cash consideration. In addition, an affiliate of Enterprise agreed to provide Oxy with natural gas gathering and processing services, supported by a long-term dedication of approximately 73,000 acres across four counties in the Midland Basin. This transaction closed on August 22, 2025.
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

Selected Energy Commodity Price Data
The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

	Natural Gas, $/MMBtu	Ethane, $/gallon	Propane, $/gallon	Normal Butane, $/gallon	Isobutane, $/gallon	Natural Gasoline, $/gallon	Polymer Grade Propylene, $/pound	Refinery Grade Propylene, $/pound	Indicative Gas Processing Gross Spread $/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2024 by quarter:
1st Quarter	$2.25	$0.19	$0.84	$1.03	$1.14	$1.54	$0.55	$0.18	$0.43
2nd Quarter	$1.89	$0.19	$0.75	$0.90	$1.26	$1.55	$0.47	$0.21	$0.43
3rd Quarter	$2.15	$0.16	$0.73	$0.97	$1.08	$1.48	$0.53	$0.28	$0.39
4th Quarter	$2.79	$0.22	$0.78	$1.13	$1.12	$1.50	$0.42	$0.24	$0.39
2024 Averages	$2.27	$0.19	$0.78	$1.01	$1.15	$1.52	$0.49	$0.23	$0.41

2025 by quarter:
1st Quarter	$3.65	$0.27	$0.90	$1.06	$1.07	$1.53	$0.45	$0.33	$0.37
2nd Quarter	$3.44	$0.24	$0.78	$0.88	$0.93	$1.32	$0.38	$0.30	$0.30
3rd Quarter	$3.07	$0.23	$0.69	$0.86	$0.92	$1.30	$0.36	$0.28	$0.30
2025 Averages	$3.39	$0.25	$0.79	$0.93	$0.97	$1.38	$0.40	$0.30	$0.32

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
The weighted-average indicative market price for NGLs was $0.56 per gallon in the third quarter of 2025 versus $0.57 per gallon in the third quarter of 2024. Likewise, the weighted-average indicative market price for NGLs was $0.60 per gallon during the nine months ended September 30, 2025 compared to $0.59 per gallon during the nine months ended September 30, 2024.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI Crude Oil, $/barrel	Midland Crude Oil, $/barrel	Houston Crude Oil, $/barrel
	(1)	(2)	(2)
2024 by quarter:
1st Quarter	$76.96	$78.55	$78.85
2nd Quarter	$80.57	$81.73	$82.33
3rd Quarter	$75.10	$75.96	$76.51
4th Quarter	$70.27	$71.19	$71.72
2024 Averages	$75.73	$76.86	$77.35

2025 by quarter:
1st Quarter	$71.42	$72.52	$72.81
2nd Quarter	$63.87	$64.42	$64.65
3rd Quarter	$64.93	$65.76	$66.09
2025 Averages	$66.74	$67.57	$67.85

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
See “Capital Investments” within this Part I, Item 2 for a discussion of the impact of inflation on our capital investment decisions.

Income Statement Highlights
The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$12,023	$13,775	$38,803	$42,018
Costs and expenses:
Operating costs and expenses:
Cost of sales	8,590	10,387	28,494	31,976
Other operating costs and expenses	1,120	1,018	3,243	2,946
Depreciation, amortization and accretion expenses	643	601	1,886	1,791
Asset impairment charges	17	27	38	51
Net losses (gains) attributable to asset sales and related matters	(4)	–	(13)	5
Total operating costs and expenses	10,366	12,033	33,648	36,769
General and administrative costs	61	61	189	184
Total costs and expenses	10,427	12,094	33,837	36,953
Equity in income of unconsolidated affiliates	90	99	276	302
Operating income	1,686	1,780	5,242	5,367
Other income (expense):
Interest expense	(354)	(343)	(1,026)	(1,006)
Other, net	11	14	27	31
Total other expense, net	(343)	(329)	(999)	(975)
Income before income taxes	1,343	1,451	4,243	4,392
Benefit from (provision for) income taxes	13	(19)	(27)	(55)
Net income	1,356	1,432	4,216	4,337
Net income attributable to noncontrolling interests	(17)	(14)	(47)	(56)
Net income attributable to preferred units	(1)	(1)	(3)	(3)
Net income attributable to common unitholders	$1,338	$1,417	$4,166	$4,278
Revenues
The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NGL Pipelines & Services:
Sales of NGLs and related products	$2,736	$4,134	$10,110	$12,115
Midstream services	729	697	2,161	2,121
Total	3,465	4,831	12,271	14,236
Crude Oil Pipelines & Services:
Sales of crude oil	5,087	4,952	14,391	15,672
Midstream services	309	299	909	882
Total	5,396	5,251	15,300	16,554
Natural Gas Pipelines & Services:
Sales of natural gas	476	243	1,893	987
Midstream services	456	406	1,331	1,128
Total	932	649	3,224	2,115
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,919	2,751	7,020	8,105
Midstream services	311	293	988	1,008
Total	2,230	3,044	8,008	9,113
Total consolidated revenues	$12,023	$13,775	$38,803	$42,018

Third Quarter of 2025 Compared to Third Quarter of 2024. Total revenues for the third quarter of 2025 decreased $1.8 billion when compared to the third quarter of 2024 primarily due to lower marketing revenues.
Revenues from the marketing of NGLs and petrochemicals and refined products decreased a combined $2.2 billion quarter-to-quarter primarily due to lower average sales prices, which accounted for a $1.6 billion decrease, and lower sales volumes, which accounted for an additional $583 million decrease. Revenues from the marketing of natural gas increased $233 million quarter-to-quarter primarily due to higher average sales prices. Revenues from the marketing of crude oil increased a net $134 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $738 million increase, partially offset by lower average sales prices, which accounted for a $604 million decrease.
Revenues from midstream services for the third quarter of 2025 increased $110 million when compared to the third quarter of 2024. Revenues from our NGL and natural gas transportation assets increased a combined $69 million quarter-to-quarter primarily due to higher demand for transportation services. Revenues from our natural gas processing facilities increased $20 million quarter-to-quarter primarily due to an increase in total fee-based natural gas processing volumes as a result of the contributions from our Orion and Mentone West 1 natural gas processing trains, which were placed into service in the third quarter of 2025. Lastly, revenues from our Midland-to-ECHO System increased $22 million quarter-to-quarter primarily due to higher demand for transportation services.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Total revenues for the nine months ended September 30, 2025 decreased $3.2 billion when compared to the nine months ended September 30, 2024 primarily due to lower marketing revenues.
Revenues from the marketing of NGLs and crude oil decreased a combined net $3.3 billion period-to-period primarily due to lower average sales prices, which accounted for a $4.9 billion decrease, partially offset by higher sales volumes, which accounted for a $1.6 billion increase. Revenues from the marketing of petrochemicals and refined products decreased $1.1 billion period-to-period primarily due to lower average sales prices. Revenues from the marketing of natural gas increased $906 million period-to-period primarily due to higher average sales prices.
Revenues from midstream services for the nine months ended September 30, 2025 increased a net $250 million when compared to the nine months ended September 30, 2024. Revenues from our NGL and natural gas transportation assets increased a combined $298 million period-to-period primarily due to higher demand for transportation services. Revenues from our octane enhancement and related plant operations decreased $34 million period-to-period primarily due to lower deficiency fee revenues. Lastly, revenues from our natural gas processing facilities decreased $29 million period-to-period primarily due to lower market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.
Operating costs and expenses
Total operating costs and expenses for the three and nine months ended September 30, 2025 decreased $1.7 billion and $3.1 billion, respectively when compared to the same periods in 2024.
Cost of sales
Third Quarter of 2025 Compared to Third Quarter of 2024. Cost of sales for the third quarter of 2025 decreased a net $1.8 billion when compared to the third quarter of 2024. The cost of sales associated with the marketing of NGLs decreased $1.3 billion quarter-to-quarter primarily due to lower average purchase prices. The cost of sales associated with the marketing of petrochemicals and refined products decreased $798 million quarter-to-quarter primarily due to lower volumes. The cost of sales associated with the marketing of crude oil increased a net $246 million quarter-to-quarter primarily due to higher volumes which accounted for a $677 million increase, partially offset by lower average purchase prices, which accounted for a $431 million decrease.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Cost of sales for the nine months ended September 30, 2025 decreased a net $3.5 billion when compared to the nine months ended September 30, 2024. The cost of sales associated with the marketing of NGLs and crude oil decreased a combined net $2.7 billion period-to-period primarily due to lower average purchase prices, which accounted for a $4.2 billion decrease, partially offset by higher volumes, which accounted for a $1.5 billion increase. The cost of sales associated with the marketing of petrochemicals and refined products decreased $1.1 billion period-to-period primarily due to lower volumes. The cost of sales associated with the marketing of natural gas increased $308 million period-to-period primarily due to higher average purchase prices.

Other operating costs and expenses
Other operating costs and expenses for the three and nine months ended September 30, 2025 increased $102 million and $297 million, respectively, when compared to the same periods in 2024 primarily due to higher employee compensation, maintenance and utility costs.
Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the three and nine months ended September 30, 2025 increased $42 million and $95 million, respectively, when compared to the same periods in 2024 primarily due to higher depreciation expense on assets placed into full or limited service since the end of the respective periods in 2024.
General and administrative costs
General and administrative costs for the three months ended September 30, 2025 was flat when compared to the same period in 2024. General and administrative costs for the nine months ended September 30, 2025 increased $5 million when compared to the same period in 2024 primarily due to higher employee compensation costs.
Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for the three and nine months ended September 30, 2025 decreased $9 million and $26 million, respectively, when compared to the same periods in 2024 primarily due to lower earnings from investments in NGL pipelines and services.
Operating income
Operating income for the three and nine months ended September 30, 2025 decreased $94 million and $125 million, respectively, when compared to the same periods in 2024 due to the previously described quarter-to-quarter and period-to-period changes.
Interest expense
The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest charged on debt principal outstanding (1)	$396	$369	$1,154	$1,073
Impact of interest rate hedging program, including related amortization	(2)	(2)	(5)	(5)
Interest costs capitalized in connection with construction projects (2)	(49)	(31)	(147)	(82)
Other	9	7	24	20
Total	$354	$343	$1,026	$1,006

(1)The weighted-average interest rates on debt principal outstanding during the three and nine months ended September 30, 2025 were 4.62% and 4.66%, respectively. The weighted-average interest rates on debt principal outstanding during the three and nine months ended September 30, 2024 were 4.59% and 4.60%, respectively.
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
Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $27 million quarter-to-quarter and a net $81 million period-to-period. These increases were primarily due to the issuance of $2.5 billion and $2.0 billion of fixed-rate senior notes in August 2024 and June 2025, respectively, which accounted for a combined increase of $37 million quarter-to-quarter and $106 million period-to-period. These increases were partially offset by the retirement of $1.15 billion of fixed-rate senior notes in February 2025, which accounted for a decrease of $11 million quarter-to-quarter and $27 million period-to-period.

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
The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gross operating margin by segment:
NGL Pipelines & Services	$1,303	$1,335	$4,018	$4,000
Crude Oil Pipelines & Services	371	401	1,148	1,229
Natural Gas Pipelines & Services	339	349	1,113	954
Petrochemical & Refined Products Services	370	363	1,039	1,199
Total segment gross operating margin (1)	2,383	2,448	7,318	7,382
Net adjustment for shipper make-up rights	2	6	(25)	(26)
Total gross operating margin (non-GAAP)	$2,385	$2,454	$7,293	$7,356

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income. For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2. The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income	$1,686	$1,780	$5,242	$5,367
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	625	586	1,837	1,749
Asset impairment charges in operating costs and expenses	17	27	38	51
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	(4)	–	(13)	5
General and administrative costs	61	61	189	184
Total gross operating margin (non-GAAP)	$2,385	$2,454	$7,293	$7,356

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
NGL Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$354	$371	$1,068	$1,115
NGL pipelines, storage and terminals	746	716	2,309	2,166
NGL fractionation	203	248	641	719
Total	$1,303	$1,335	$4,018	$4,000

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	4,694	4,303	4,570	4,296
NGL marine terminal volumes (MBPD)	908	887	947	886
NGL fractionation volumes (MBPD)	1,636	1,662	1,650	1,661
Equity NGL-equivalent production volumes (MBPD) (1)	225	204	221	203
Fee-based natural gas processing volumes (MMcf/d) (2,3)	7,454	6,850	7,303	6,617

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

Natural gas processing and related NGL marketing activities
Third Quarter of 2025 Compared to Third Quarter of 2024. Gross operating margin from natural gas processing and related NGL marketing activities for the third quarter of 2025 decreased $17 million when compared to the third quarter of 2024.
Gross operating margin from our NGL marketing activities decreased a net $21 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $49 million decrease, partially offset by higher mark-to-market earnings, which accounted for a $16 million increase, and higher sales volumes, which accounted for an additional $12 million increase.
Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $11 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities). On a combined basis, fee-based natural gas processing volumes and equity NGL-equivalent production volumes decreased 69 MMcf/d and increased 3 MBPD, respectively, quarter-to-quarter.
Gross operating margin from our Midland Basin natural gas processing facilities decreased a net $11 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $12 million decrease, and higher operating costs, which accounted for an additional $9 million decrease, partially offset by higher fee-based natural gas processing volumes, which accounted for an $8 million increase. Fee-based natural gas processing volumes at our Midland Basin natural gas processing facilities increased 211 MMcf/d quarter-to-quarter primarily due to contributions from our Orion natural gas processing train, which was placed into service in the third quarter of 2025.
Gross operating margin from our Delaware Basin natural gas processing facilities increased a net $13 million quarter-to-quarter primarily due to higher fee-based natural gas processing volumes, which accounted for a $10 million increase, and higher average processing margins (including the impact of hedging activities), which accounted for an additional $9 million increase, partially offset by higher operating costs, which accounted for a $6 million decrease. Fee-based natural gas processing volumes at our Delaware Basin natural gas processing facilities increased 240 MMcf/d quarter-to-quarter primarily due to contributions from our Mentone West 1 natural gas processing train, which was placed into service in the third quarter of 2025.
Gross operating margin from our Louisiana and Mississippi natural gas processing facilities increased $8 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $4 million increase, a 12 MBPD increase in equity NGL-equivalent production volumes, which accounted for a $3 million increase, and a 318 MMcf/d increase in fee-based natural gas processing volumes, which accounted for an additional $2 million increase.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Gross operating margin from natural gas processing and related NGL marketing activities for the nine months ended September 30, 2025 decreased $47 million when compared to the nine months ended September 30, 2024.
Gross operating margin from our NGL marketing activities decreased a net $58 million period-to-period primarily due to lower average sales margins, which accounted for a $97 million decrease, partially offset by higher sales volumes, which accounted for a $36 million increase, and higher mark-to-market earnings, which accounted for an additional $4 million increase.
Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $28 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities). On a combined basis, fee-based natural gas processing volumes decreased 56 MMcf/d and equity NGL-equivalent production were flat period-to-period.

Gross operating margin from our Midland Basin natural gas processing facilities increased a net $20 million period-to-period primarily due to higher fee-based natural gas processing volumes, which accounted for a $29 million increase, and a 6 MBPD increase in equity NGL-equivalent production volumes, which accounted for an additional $14 million increase, partially offset by higher operating costs, which accounted for a $23 million decrease. Fee-based natural gas processing volumes at our Midland Basin natural gas processing facilities increased 329 MMcf/d period-to-period primarily due to contributions from our Leonidas and Orion natural gas processing trains, which were placed into service in late first quarter of 2024 and the third quarter of 2025, respectively.
Gross operating margin from our Delaware Basin natural gas processing facilities increased a net $14 million period-to-period primarily due to higher fee-based natural gas processing volumes, which accounted for a $32 million increase, and a 5 MBPD increase in equity NGL-equivalent production volumes, which accounted for an additional $21 million increase, partially offset by lower average processing margins (including the impact of hedging activities), which accounted for a $30 million decrease, and higher operating costs, which accounted for an additional $9 million decrease. Fee-based natural gas processing volumes at our Delaware Basin natural gas processing facilities increased 296 MMcf/d period-to-period primarily due to contributions from our Mentone 3 and Mentone West 1 natural gas processing trains, which were placed into service in late first quarter of 2024 and the third quarter of 2025, respectively.
NGL pipelines, storage and terminals
Third Quarter of 2025 Compared to Third Quarter of 2024. Gross operating margin from our NGL pipelines, storage and terminal assets during the third quarter of 2025 increased $30 million when compared to the third quarter of 2024.
Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $19 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for an $11 million increase, and a 109 MBPD increase in transportation volumes, which accounted for an additional $6 million increase.
A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines increased $16 million quarter-to-quarter primarily due to a 138 MBPD increase in transportation volumes.
Gross operating margin from our Tri-States NGL Pipeline increased $5 million quarter-to-quarter primarily due to an 11 MBPD increase in transportation volumes.
Gross operating margin from our Mont Belvieu area storage complex increased a net $5 million quarter-to-quarter primarily due to higher storage revenues, which accounted for a $9 million increase, partially offset by higher operating costs, which accounted for a $4 million decrease.
Gross operating margin from our Dixie Pipeline and related terminals increased $4 million quarter-to-quarter primarily due to higher average transportation and related fees. Transportation volumes on our Dixie Pipeline increased 6 MBPD quarter-to-quarter.
Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) decreased $44 million quarter-to-quarter primarily due to lower average loading fees. LPG export volumes at EHT decreased 42 MBPD quarter-to-quarter. Gross operating margin at our Morgan’s Point and Neches River Export Terminals increased a combined $22 million quarter-to-quarter primarily due to higher ethane export volumes, which accounted for a $16 million increase, and higher other fee revenues, which accounted for an additional $4 million increase. Ethane export volumes at these terminals increased a combined 63 MBPD quarter-to-quarter primarily due to contributions from the first phase of our Neches River export facility, which was placed into service in July 2025. Gross operating margin from our related Houston Ship Channel Pipeline System increased a net $1 million quarter-to-quarter primarily due to a 70 MBPD increase in transportation volumes, which accounted for a $5 million increase, partially offset by higher operating costs, which accounted for a $4 million decrease.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Gross operating margin from our NGL pipelines, storage and terminal assets during the nine months ended September 30, 2025 increased $143 million when compared to the nine months ended September 30, 2024.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines increased a net $63 million period-to-period primarily due to an 84 MBPD increase in transportation volumes, which accounted for a $49 million increase, higher other revenues, which accounted for a $19 million increase, and higher average transportation fees, which accounted for an additional $10 million increase, partially offset by higher operating costs, which accounted for a $15 million decrease.
Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $47 million period-to-period primarily due to higher average transportation fees, which accounted for a $29 million increase, and a 61 MBPD increase in transportation volumes, which accounted for an additional $15 million increase.
Gross operating margin from our Dixie Pipeline and related terminals increased $22 million period-to-period primarily due to higher average transportation fees, which accounted for an $11 million increase, and higher loading and other fee revenues, which accounted for an additional $10 million increase. Transportation volumes on our Dixie Pipeline increased 6 MBPD period-to-period.
Gross operating margin from our Tri-States NGL Pipeline increased $18 million period-to-period primarily due to a 9 MBPD increase in transportation volumes, which accounted for a $9 million increase, and higher average transportation fees, which accounted for an additional $5 million increase.
Gross operating margin from our South Texas NGL Pipeline System increased $15 million period-to-period primarily due to higher capacity reservation revenues, which accounted for an $8 million increase, and lower operating costs, which accounted for an additional $4 million increase. Transportation volumes on this system increased 15 MBPD period-to-period.
Gross operating margin from our Mont Belvieu area storage complex increased a net $12 million period-to-period primarily due to higher storage revenues, which accounted for a $22 million increase, partially offset by higher operating costs, which accounted for a $10 million decrease.
Gross operating margin from LPG-related activities at EHT decreased $84 million period-to-period primarily due to lower average loading fees, which accounted for a $76 million decrease, and higher operating costs, which accounted for an additional $11 million decrease. LPG export volumes at EHT increased 14 MBPD period-to-period. Gross operating margin at our Morgan’s Point and Neches River Export Terminals increased a combined $42 million period-to-period primarily due to higher ethane export volumes, which accounted for a $36 million increase, and higher other fee revenues, which accounted for an additional $6 million increase. The combined 47 MBPD period-to-period increase in ethane export volumes at these terminals included contributions from the first phase of our Neches River export facility, which was placed into service in July 2025. Gross operating margin from our related Houston Ship Channel Pipeline System increased $11 million period-to-period primarily due to an 84 MBPD increase in transportation volumes.
NGL fractionation
Third Quarter of 2025 Compared to Third Quarter of 2024. Gross operating margin from NGL fractionation during the third quarter of 2025 decreased $45 million when compared to the third quarter of 2024.
Gross operating margin from our Mont Belvieu area NGL fractionation complex decreased $33 million quarter-to-quarter primarily due to higher operating costs, which accounted for a $20 million decrease, and lower ancillary service revenues, which accounted for an additional $13 million decrease. NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex decreased 21 MBPD quarter-to-quarter.
On a combined basis, gross operating margin from NGL fractionators other than our Mont Belvieu area complex decreased $9 million quarter-to-quarter primarily due to lower ancillary service revenues. NGL fractionation volumes from these NGL fractionators decreased a combined 5 MBPD (net to our interest) quarter-to-quarter.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Gross operating margin from NGL fractionation during the nine months ended September 30, 2025 decreased $78 million when compared to the nine months ended September 30, 2024.

Gross operating margin from our Mont Belvieu area NGL fractionation complex decreased $51 million period-to-period primarily due to higher operating costs, which accounted for a $28 million decrease, and lower ancillary service revenues, which accounted for an additional $23 million decrease. NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex decreased 2 MBPD period-to-period.
On a combined basis, gross operating margin from NGL fractionators other than our Mont Belvieu area complex decreased $23 million period-to-period primarily due to lower ancillary service revenues. NGL fractionation volumes from these NGL fractionators decreased a combined 9 MBPD (net to our interest) period-to-period.
Crude Oil Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Segment gross operating margin	$371	$401	$1,148	$1,229

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,631	2,537	2,581	2,507
Crude oil marine terminal volumes (MBPD)	720	910	757	992
Third Quarter of 2025 Compared to Third Quarter of 2024. Gross operating margin from our Crude Oil Pipelines & Services segment for the third quarter of 2025 decreased $30 million when compared to the third quarter of 2024.
Gross operating margin from our Texas crude oil pipelines, related terminals and marketing activities (excluding the Seaway Pipeline) decreased a combined net $26 million quarter-to-quarter primarily due to lower average sales margins from marketing activities, which accounted for a $30 million decrease, lower mark-to-market earnings, which accounted for an $11 million decrease, and higher operating expenses, which accounted for an additional $8 million decrease, partially offset by a combined 99 MBPD (net to our interest) increase in crude oil transportation volumes, which accounted for a $12 million increase, and higher other revenues, which accounted for an additional $10 million increase.
Gross operating margin from crude oil activities at EHT decreased a net $1 million quarter-to-quarter primarily due to lower storage and other revenues, which accounted for a $6 million decrease, partially offset by higher loading revenues, which accounted for a $5 million increase. Crude oil marine terminal volumes at EHT decreased 179 MBPD quarter-to-quarter.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Gross operating margin from our Crude Oil Pipelines & Services segment for the nine months ended September 30, 2025 decreased $81 million when compared to the nine months ended September 30, 2024.
Gross operating margin from our Texas crude oil pipelines, related terminals and marketing activities (excluding the Seaway Pipeline) decreased a combined net $100 million period-to-period primarily due to lower sales volumes from marketing activities, which accounted for a $43 million decrease, lower average sales margins from marketing activities, which accounted for a $41 million decrease, lower mark-to-market earnings, which accounted for a $20 million decrease, and higher operating costs, which accounted for an additional $19 million decrease, partially offset by higher average crude oil transportation fees, which accounted for a $14 million increase, and a combined 74 MBPD (net to our interest) increase in crude oil transportation volumes, which accounted for an additional $10 million increase.
Gross operating margin from crude oil activities at EHT increased $26 million period-to-period primarily due to lower operating costs, which accounted for a $12 million increase, higher loading revenues, which accounted for a $9 million increase, and higher storage and other revenues, which accounted for an additional $5 million increase. Crude oil marine terminal volumes at EHT decreased 217 MBPD period-to-period.

Natural Gas Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Segment gross operating margin	$339	$349	$1,113	$954

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	21,027	19,517	20,583	19,057
Third Quarter of 2025 Compared to Third Quarter of 2024. Gross operating margin from our Natural Gas Pipelines & Services segment for the third quarter of 2025 decreased $10 million when compared to the third quarter of 2024.
Gross operating margin from our natural gas marketing activities decreased $47 million quarter-to-quarter primarily due to lower mark-to-market earnings, which accounted for a $41 million decrease, and lower average sales margins, which accounted for an additional $6 million decrease.
Gross operating margin from our Delaware Basin Gathering System, which includes the natural gas gathering system acquired in October 2024 through our acquisition of Pinon Midstream, increased a net $24 million quarter-to-quarter primarily due to higher treating and other revenues, which accounted for a $22 million increase, a 660 BBtus/d increase in natural gas gathering volumes, which accounted for an additional $13 million increase, partially offset by higher operating costs, which accounted for an $14 million decrease.
Gross operating margin from our Midland Basin Gathering System increased a net $7 million quarter-to-quarter primarily due to a 277 BBtus/d increase in natural gas gathering volumes, which accounted for a $12 million increase, partially offset by higher operating costs, which accounted for a $5 million decrease.
Gross operating margin from our Texas Intrastate System increased a net $5 million quarter-to-quarter primarily due to higher capacity reservation fees and other revenues, which accounted for a $23 million increase, and a 374 BBtus/d increase in transportation volumes, which accounted for an additional $4 million increase, partially offset by lower average transportation fees, which accounted for a $21 million decrease.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Gross operating margin from our Natural Gas Pipelines & Services segment for the nine months ended September 30, 2025 increased $159 million when compared to the nine months ended September 30, 2024.
Gross operating margin from our Delaware Basin Gathering System, increased a net $69 million period-to-period primarily due to higher treating and other revenues, which accounted for a $59 million increase, a 649 BBtus/d increase in natural gas gathering volumes, which accounted for a $39 million increase, and higher average gathering fees, which accounted for an additional $12 million increase, partially offset by higher operating costs, which accounted for a $41 million decrease.
Gross operating margin from our Texas Intrastate System increased a net $53 million period-to-period primarily due to higher capacity reservation fees and other revenues, which accounted for a $58 million increase, and a 311 BBtus/d increase in transportation volumes, which accounted for an additional $11 million increase, partially offset by lower average transportation fees, which accounted for a $15 million decrease.
Gross operating margin from our Midland Basin Gathering System increased a net $23 million period-to-period primarily due to a 428 BBtus/d increase in natural gas gathering volumes, which accounted for a $45 million increase, partially offset by higher operating costs, which accounted for a $22 million decrease.
Gross operating margin from our natural gas marketing activities increased a net $13 million period-to-period primarily due to higher average sales margins, which accounted for a $21 million increase, and higher sales volumes, which accounted for an additional $9 million increase, partially offset by lower mark-to-market earnings, which accounted for a $17 million decrease.

Petrochemical & Refined Products Services
The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Segment gross operating margin:
Propylene production and related activities	$112	$128	$332	$396
Butane isomerization and related operations	30	28	88	90
Octane enhancement and related plant operations	81	96	197	344
Refined products pipelines and related activities	93	67	274	212
Ethylene exports and related activities	36	25	90	106
Marine transportation and other services	18	19	58	51
Total	$370	$363	$1,039	$1,199

Selected volumetric data:
Propylene production volumes (MBPD)	119	124	117	112
Butane isomerization volumes (MBPD)	123	116	120	117
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	196	191	190	199
Octane enhancement and related plant sales volumes (MBPD) (1)	41	37	42	37
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	1,056	995	1,003	942
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	347	286	329	333

(1)Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Mont Belvieu area complex and our HPIB facility located adjacent to the Houston Ship Channel.
Propylene production and related activities
Third Quarter of 2025 Compared to Third Quarter of 2024. Gross operating margin from propylene production and related activities for the third quarter of 2025 decreased $16 million when compared to the third quarter of 2024.
On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities decreased a net $8 million quarter-to-quarter primarily due to higher operating costs, which accounted for a $16 million decrease, partially offset by higher propylene sales volumes, which accounted for a $5 million increase, and higher propylene processing and other revenues, which accounted for an additional $4 million increase. Propylene and associated by-product production volumes at these facilities decreased a combined 7 MBPD quarter-to-quarter.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Gross operating margin from propylene production and related activities for the nine months ended September 30, 2025 decreased $64 million when compared to the nine months ended September 30, 2024.
On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities decreased a net $48 million period-to-period primarily due to higher operating costs, which accounted for an $82 million decrease, and lower average propylene sales margins, which accounted for an additional $42 million decrease, partially offset by higher propylene sales volumes, which accounted for a $52 million increase, and higher propylene processing and other revenues, which accounted for an additional $25 million increase . Propylene and associated by-product production volumes at these facilities increased a combined 4 MBPD.
Butane isomerization and related operations
Third Quarter of 2025 Compared to Third Quarter of 2024. Gross operating margin from butane isomerization and related operations for the third quarter of 2025 increased $2 million when compared to the third quarter of 2024 primarily due to higher average sales margins and a 7 MBPD increase in isomerization volumes.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Gross operating margin from butane isomerization and related operations for the nine months ended September 30, 2025 decreased a net $2 million when compared to the nine months ended September 30, 2024 primarily due to higher operating costs, which accounted for a $9 million decrease, partially offset by higher ancillary service revenues, which accounted for a $7 million increase.
Octane enhancement and related plant operations
Third Quarter of 2025 Compared to Third Quarter of 2024. Gross operating margin from our octane enhancement and related plant operations for the third quarter of 2025 decreased a net $15 million when compared to the third quarter of 2024 primarily due to lower average sales margins, which accounted for a $27 million decrease, and higher operating costs, which accounted for an additional $5 million decrease, partially offset by higher sales volumes, which accounted for a $17 million increase.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Gross operating margin from our octane enhancement and related plant operations for the nine months ended September 30, 2025 decreased a net $147 million when compared to the nine months ended September 30, 2024 primarily due to lower average sales margins, which accounted for a $125 million decrease, lower deficiency revenues, which accounted for a $32 million decrease, and higher operating costs, which accounted for an additional $8 million decrease, partially offset by higher sales volumes, which accounted for a $19 million increase.
Refined products pipelines and related activities
Third Quarter of 2025 Compared to Third Quarter of 2024. Gross operating margin from refined products pipelines and related activities for the third quarter of 2025 increased $26 million when compared to the third quarter of 2024.
Gross operating margin from our TW Products System increased $10 million quarter-to-quarter primarily due to the full start-up of the system, which was placed into service in stages during 2024 and was fully operational in October 2024.
Gross operating margin from our TE Products Pipeline System increased a net $9 million quarter-to-quarter primarily due to a 61 MBPD increase in transportation volumes, which accounted for a $16 million increase, partially offset by higher operating costs, which accounted for a $10 million decrease.
Gross operating margin from our refined products marketing activities increased a net $5 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $13 million increase, partially offset by lower sales volumes, which accounted for a $6 million decrease.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Gross operating margin from refined products pipelines and related activities for the nine months ended September 30, 2025 increased $62 million when compared to the nine months ended September 30, 2024.
Gross operating margin from our TE Products Pipeline System increased a net $38 million period-to-period primarily due to a 33 MBPD increase in transportation volumes, which accounted for a $39 million increase, higher average transportation fees, which accounted for a $12 million increase, and higher other revenues, which accounted for an additional $10 million increase, partially offset by higher operating costs, which accounted for a $23 million decrease.
Gross operating margin from our TW Products System increased $36 million period-to-period primarily due to the full start-up of the system, which was placed into service in stages during 2024 and was fully operational in October 2024.
Gross operating margin from our refined products marketing activities decreased $14 million period-to-period primarily due to lower average sales margins.
Ethylene exports and related activities
Third Quarter of 2025 Compared to Third Quarter of 2024. Gross operating margin from ethylene exports and related activities for the third quarter of 2025 increased a net $11 million when compared to the third quarter of 2024 primarily due to a 28 MBPD increase in ethylene export volumes, which accounted for a $14 million increase, and higher storage and other revenues, which accounted for a $3 million increase, partially offset by higher operating costs, which accounted for a $7 million decrease. Ethylene transportation volumes increased 22 MBPD quarter-to-quarter.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Gross operating margin from ethylene exports and related activities for the nine months ended September 30, 2025 decreased a net $16 million when compared to the nine months ended September 30, 2024 primarily due to lower deficiency fee revenues from our ethylene pipelines, which accounted for a $16 million decrease, and higher operating costs, which accounted for an additional $10 million decrease, partially offset by a 3 MBPD increase in ethylene export volumes, which accounted for a $5 million increase, and higher storage and other revenues, which accounted for an additional $5 million increase. Ethylene transportation volumes increased 3 MBPD period-to-period.
Marine transportation and other services
Third Quarter of 2025 Compared to Third Quarter of 2024. Gross operating margin from marine transportation and other services for the third quarter of 2025 decreased $1 million when compared to the third quarter of 2024 primarily due to higher operating costs.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Gross operating margin from marine transportation and other services for the nine months ended September 30, 2025 increased a net $7 million when compared to the nine months ended September 30, 2024 primarily due to higher average fees, which accounted for a $10 million increase, partially offset by higher operating costs, which accounted for a $3 million decrease.
Liquidity and Capital Resources
Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future. At September 30, 2025, we had $3.6 billion of consolidated liquidity. This amount was comprised of $3.4 billion of available borrowing capacity under EPO’s revolving credit facilities, which is the net of $4.2 billion of total borrowing capacity under EPO’s revolving credit facilities and $840 million outstanding under EPO’s commercial paper program, and $206 million of unrestricted cash on hand.
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
Enterprise Declares Cash Distribution for Third Quarter of 2025
On October 7, 2025, we announced that the Board declared a quarterly cash distribution of $0.545 per common unit, or $2.18 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2025. The quarterly distribution is payable on November 14, 2025 to unitholders of record as of the close of business on October 31, 2025. The total amount to be paid is $1.19 billion, which includes $11 million for distribution equivalent rights on phantom unit awards.
The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval. Management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt
At September 30, 2025, the average maturity of EPO’s consolidated debt obligations was approximately 17.2 years. The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2025 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2025	2026	2027	2028	2029	Thereafter
Commercial Paper Notes	$840	$840	$–	$–	$–	$–	$–
Senior Notes	30,775	–	1,625	1,575	1,500	1,250	24,825
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$33,897	$840	$1,625	$1,575	$1,500	$1,250	$27,107
In March 2025, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2025 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement. The March 2025 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2026. EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement. As of September 30, 2025, there are no principal amounts outstanding under this new revolving credit agreement.
Also in March 2025, EPO amended its Multi-Year Revolving Credit Agreement (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”) to extend its maturity date from March 2028 to March 2030. The remaining material terms of the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, as amended, are consistent with those reported in our 2024 Form 10-K. As of September 30, 2025, there are no principal amounts outstanding under this revolving credit agreement.
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
Credit Ratings
As of November 6, 2025, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, A3 from Moody’s and A- from Fitch Ratings. In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings. EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities. A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change. A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.
Common Unit Repurchases Under 2019 Buyback Program
In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors. The Partnership repurchased 2,543,004 and 7,913,198 common units during the three and nine months ended September 30, 2025, respectively. The total cost of these repurchases, including commissions and fees was $80 million and $250 million, respectively. As of September 30, 2025, the remaining available capacity under the 2019 Buyback Program was $613 million.

In October 2025, we announced that the Board approved an increase to the authorized maximum aggregate purchase price (excluding fees, commissions and other ancillary expenses) of the Partnership’s common units that may be repurchased under the 2019 Buyback Program from $2.0 billion to $5.0 billion. After giving effect to this increase, the remaining available capacity under the 2019 Buyback Program is $3.6 billion.
Cash Flow Statement Highlights
The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Nine Months Ended September 30,
	2025	2024
Net cash flow provided by operating activities	$6,113	$5,757
Net cash flow used in investing activities	4,256	3,433
Net cash flow used in financing activities	2,263	971
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
The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:
Operating activities
Net cash flow provided by operating activities for the nine months ended September 30, 2025 increased $356 million when compared to the nine months ended September 30, 2024 primarily due to changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments.
For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.
Investing activities
Net cash flow used in investing activities during the nine months ended September 30, 2025 increased $823 million when compared to the nine months ended September 30, 2024 primarily due to an increase in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).

Financing activities
Net cash flow used in financing activities during the nine months ended September 30, 2025 increased a net $1.3 billion when compared to the nine months ended September 30, 2024 primarily due to:
•a net cash inflow of $1.7 billion related to debt transactions that occurred during the nine months ended September 30, 2025 compared to a net cash inflow of $3.1 billion related to debt transactions that occurred during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we issued $2.0 billion aggregate principal amount of senior notes and issued a net $840 million under EPO’s commercial paper program, partially offset by the repayment of $1.15 billion principal amount of senior notes. During the nine months ended September 30, 2024, we issued $4.5 billion aggregate principal amount of senior notes, partially offset by the repayment of $850 million principal amount of senior notes and net repayments of $450 million under EPO’s commercial paper program;
•a $125 million period-to-period increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit; and
•a $94 million period-to-period increase in the repurchase of common units under the 2019 Buyback Program; partially offset by
•a $400 million cash outflow during the first quarter of 2024 in connection with the acquisition of noncontrolling interests from affiliates of Western Midstream Partners, LP.
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

The following table summarizes our calculation of DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Net income attributable to common unitholders (GAAP) (1)	$1,338		$1,417		$4,166		$4,278
Adjustments to net income attributable to common unitholders to derive DCF and Operational DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	660		618		1,939		1,845
Cash distributions received from unconsolidated affiliates (2)	112		124		336		367
Equity in income of unconsolidated affiliates	(90)		(99)		(276)		(302)
Asset impairment charges	17		27		38		51
Change in fair market value of derivative instruments	34		(3)		24		(11)
Deferred income tax expense (benefit)	(17)		9		(1)		23
Sustaining capital expenditures (3)	(198)		(129)		(417)		(554)
Other, net	(37)		(8)		(67)		9
Operational DCF (non-GAAP)	$1,819		$1,956		$5,742		$5,706
Proceeds from asset sales and other matters	6		5		21		11
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–		(4)		14		(33)
DCF (non-GAAP)	$1,825		$1,957		$5,777		$5,684

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,190		$1,149		$3,552		$3,428

Cash distribution per common unit declared by Enterprise GP with respect to period (4)	$0.5450		$0.5250		$1.6250		$1.5650

Total DCF retained by the Partnership with respect to period (5)	$635		$808		$2,225		$2,256

Distribution coverage ratio (6)	1.5	x	1.7	x	1.6	x	1.7	x

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

The following table presents a reconciliation of net cash flow provided by operating activities to DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash flow provided by operating activities (GAAP)	$1,738	$2,072	$6,113	$5,757
Adjustments to reconcile net cash flow provided by operating activities to DCF and Operational DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	322	36	169	563
Sustaining capital expenditures	(198)	(129)	(417)	(554)
Distributions received from unconsolidated affiliates attributable to the return of capital	21	25	56	64
Net income attributable to noncontrolling interests	(17)	(14)	(47)	(56)
Other, net	(47)	(34)	(132)	(68)
Operational DCF (non-GAAP)	$1,819	$1,956	$5,742	$5,706
Proceeds from asset sales and other matters	6	5	21	11
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–	(4)	14	(33)
DCF (non-GAAP)	$1,825	$1,957	$5,777	$5,684
Capital Investments
Since the beginning of 2025, we have placed into service two natural gas processing trains in the Permian Basin, the first phase of our Neches River Ethane / Propane Export Facility and an NGL fractionator (“Frac 14”) and associated DIB unit at our Mont Belvieu area NGL fractionation complex. We have approximately $5.1 billion of growth capital projects scheduled to be completed by the end of 2026, including the following projects (including their respective scheduled completion dates):
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
Based on information currently available, we expect our total organic capital investments for 2025, net of contributions from noncontrolling interests, to approximate $5.0 billion, which reflects organic growth capital investments of $4.5 billion and sustaining capital expenditures of $525 million.

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
The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30,
	2025	2024
Capital investments: (1)
Growth capital projects (2)	$3,368	$2,950
Sustaining capital projects (3)	368	535
Asset acquisitions (4)	583	–
Total	$4,319	$3,485

(1)Growth capital, sustaining capital and asset acquisition amounts presented in the table above are presented on a cash basis. In total, these amounts represent “Capital expenditures” as presented on our Unaudited Condensed Statements of Consolidated Cash Flows.
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
(4)Amount for the nine months ended September 30, 2025 represents the total cost of the acquisition of the Oxy natural gas gathering affiliate, which closed in August 2025. The total acquisition cost presented is comprised of $581 million in cash consideration paid to Oxy and $2 million in transaction-related costs. For additional information, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
Comparison of Nine Months Ended September 30, 2025 with Nine Months Ended September 30, 2024
In total, investments in growth capital projects increased a net $418 million period-to-period primarily due to the following:
•higher investments in the construction of natural gas processing trains and related gathering system expansions in the Delaware and Midland Basins, which accounted for a $291 million increase;
•higher investments in our Bahia NGL Pipeline, which accounted for an additional $254 million increase; partially offset by
•lower investments in our TW Products System (placed into service during 2024), which accounted for a $145 million decrease.
Investments attributable to sustaining capital projects decreased $167 million period-to-period primarily due to lower major maintenance activities performed at certain of our reaction-based plants (e.g., our PDH 1 and iBDH facilities) and fluctuations in timing and costs of pipeline integrity and similar projects.
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
Other Matters
Parent-Subsidiary Guarantor Relationship
The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”) (collectively, the “Guaranteed Debt”). If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At September 30, 2025, the total amount of Guaranteed Debt was $34.2 billion, which was comprised of $30.8 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes, $840 million of commercial paper and $288 million of related accrued interest.
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
In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”). The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $54.5 billion at September 30, 2025. The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the nine months ended September 30, 2025 was $5.0 billion. Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership. EPO exercises control over the Non-Obligor Subsidiaries. We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing. Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	September 30, 2025	December 31, 2024
Current receivables from Non-Obligor Subsidiaries	$520	$1,569
Other current assets	6,044	6,487
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $54.5 billion at September 30, 2025 and $50.8 billion at December 31, 2024	9,293	9,350

Selected liability information:
Current portion of Guaranteed Debt, including interest of $288 million at September 30, 2025 and $536 million at December 31, 2024	$2,752	$1,686
Current payables to Non-Obligor Subsidiaries	1,551	1,438
Other current liabilities	4,219	4,074
Noncurrent portion of Guaranteed Debt, principal only	31,432	31,057
Noncurrent payables to Non-Obligor Subsidiaries	55	55
Other noncurrent liabilities	188	215

Mezzanine equity of Obligor Group:
Preferred units	$50	$50
The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30, 2025	For the Twelve Months Ended December 31, 2024
Revenues from Non-Obligor Subsidiaries	$14,187	$22,286
Revenues from other sources	12,053	19,781
Operating income of Obligor Group	186	443
Net loss of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $5.0 billion for the nine months ended September 30, 2025 and $6.8 billion for the twelve months ended December 31, 2024	(882)	(933)
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
At September 30, 2025, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas. For a summary of our portfolio of commodity derivative instruments outstanding, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
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

Natural gas marketing portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	September 30, 2025	October 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$5	$(4)	$20
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	4	(15)	11
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	6	7	29
NGL, petrochemical and refined products marketing, natural gas processing and octane enhancement portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	September 30, 2025	October 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$61	$44	$50
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	24	13	30
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	98	75	70
Crude oil marketing portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	September 30, 2025	October 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$19	$58	$112
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(79)	(52)	23
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	117	168	201
Commercial energy derivative portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	September 30, 2025	October 15, 2025
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(3)	$(2)	$(7)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	7	6	–
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(13)	(10)	(14)
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The Partnership made quarterly PIK distributions to preferred unitholders in the first, second and third quarters of 2025 of 20,965, 21,345 and 21,732 preferred units, respectively. With the exception of 95, 97 and 99 preferred units distributed to an unaffiliated third party in the first, second and third quarters of 2025, respectively, all of the PIK distributions made during the nine months ended September 30, 2025 were to OTA Holdings, Inc. (“OTA”), an indirect, wholly owned subsidiary of the Partnership. The preferred units held by OTA are accounted for as treasury units in consolidation. For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
The issuances of preferred units as PIK distributions during the three and nine months ended September 30, 2025 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.
Other than as described above, there were no sales of unregistered equity securities during the third quarter of 2025.
Issuer Purchases of Equity Securities
The following table summarizes our equity repurchase activity during the third quarter of 2025:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
July 2025	318,079	$31.44	318,079	$682,293
August 2025	1,657,949	$31.21	1,657,949	$630,544
September 2025	566,976	$31.75	566,976	$612,544
Vesting of phantom unit awards:
July 2025 (2)	217	$31.16	n/a	n/a
August 2025 (3)	41,736	$30.84	n/a	n/a
September 2025 (4)	750	$31.68	n/a	n/a

(1)In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of the Partnership’s common units. In October 2025, we announced that the 2019 Buyback Program was increased to authorize the repurchase of up to $5 billion of the Partnership’s common units. After giving effect to this increase, the remaining available capacity under the 2019 Buyback Program is $3.6 billion. Units repurchased under this program are cancelled immediately upon acquisition.
(2)Of the 9,250 phantom unit awards that vested in July 2025 and converted to common units, 217 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.
(3)Of the 144,020 phantom unit awards that vested in August 2025 and converted to common units, 41,736 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.
(4)Of the 2,530 phantom unit awards that vested in September 2025 and converted to common units, 750 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Enterprise GP adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at September 30, 2025.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
31.3#	Sarbanes-Oxley Section 302 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.3#	Sarbanes-Oxley Section 906 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
101#	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) in this Form 10-Q include the: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Statements of Consolidated Operations, (iii) Unaudited Condensed Statements of Consolidated Comprehensive Income, (iv) Unaudited Condensed Statements of Consolidated Cash Flows, (v) Unaudited Condensed Statements of Consolidated Equity and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104#	Cover Page Interactive Data File (embedded within the iXBRL document).
#	Filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2025.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President and Chief Financial Officer of the General Partner