Form 10-K
period 2025-12-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2026-02-27
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
The aggregate market value of our common units held by non-affiliates at June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $45.38 billion based on a closing price on that date of $31.01 per common unit on the New York Stock Exchange Composite ticker tape. There were 2,161,760,683 common units outstanding at January 31, 2026.

ENTERPRISE PRODUCTS PARTNERS L.P.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the year ended December 31, 2025 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.
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
We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees. EPCO, together with its privately held affiliates, owned approximately 32.5% of the Partnership’s common units outstanding at December 31, 2025.
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
Our business strategy seeks to manage these operations to:
•capitalize on expected trends and opportunities in all energy supply and demand cycles to provide value added services to our customers;
•maintain a diversified portfolio of midstream energy assets and expand this asset base through growth capital projects and accretive acquisitions of complementary assets that enhance our overall value chain; and
•share capital costs and risks through business ventures or alliances with strategic partners, including those that provide incremental volumes on our systems.
Our financial position, results of operations and cash flows are contingent on the supply of, and demand for the energy commodities we handle across our integrated midstream energy asset network. See “Current Outlook” included under Part II, Item 7 of this annual report for management’s views on key midstream energy supply and demand fundamentals in 2025.

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

In general, on an energy-equivalent basis, NGLs have greater economic value as feedstock for petrochemical and motor gasoline production than as components of a natural gas stream. Typical uses of NGLs include the following:
•Ethane is primarily used in the petrochemical industry as a feedstock in the production of ethylene, one of the basic building blocks for a wide range of plastics and other chemical products.
•Propane is used for heating, as an engine and industrial fuel, and as a petrochemical feedstock in the production of ethylene and propylene.
•Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient of synthetic rubber), as a blendstock for motor gasoline, and to produce isobutane through isomerization.
•Isobutane is fractionated from mixed butane (a mixed stream of normal butane and isobutane) or produced from normal butane through the process of isomerization, and is used in refinery alkylation to enhance the octane content of motor gasoline, in the production of isooctane and other octane additives, and in the production of propylene oxide.
•Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is primarily used as a blendstock for motor gasoline, diluent in crude oil to aid in transportation, and as a petrochemical feedstock.
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

The following table presents selected information regarding our natural gas processing assets at February 1, 2026:

Description of Asset	Location	Production Region Served	Ownership Interest		No. of Processing Trains (1)	Net Gas Processing Capacity (MMcf/d)	Total Gas Processing Capacity (MMcf/d) (2)
Rocky Mountains
Meeker	Colorado	Piceance	100.0%		2	1,600	1,600
Pioneer	Wyoming	Green River	100.0%		3	1,400	1,400
Chaco	New Mexico	San Juan	100.0%		2	700	700
South Texas
Yoakum	Texas	Eagle Ford	100.0%		3	900	900
Thompsonville	Texas	Eagle Ford	100.0%		1	330	330
Shoup	Texas	Eagle Ford	100.0%		1	280	280
Armstrong	Texas	Eagle Ford	100.0%		2	250	250
San Martin	Texas	Eagle Ford	100.0%		1	200	200
Sonora	Texas	Strawn	100.0%		3	90	90
Delaware Basin
Orla	Texas	Delaware	100.0%		3	900	900
Mentone	Texas	Delaware	100.0%		3	900	900
Mentone West	Texas	Delaware	100.0%		1	300	300
South Eddy	New Mexico	Delaware	100.0%		1	200	200
Waha	Texas	Delaware	100.0%		1	150	150
Chaparral	New Mexico	Delaware	100.0%		1	40	40
Midland Basin
Poseidon	Texas	Midland	100.0%		1	300	300
Leonidas	Texas	Midland	100.0%		1	300	300
Orion	Texas	Midland	100.0%		1	300	300
Newberry	Texas	Midland	100.0%		2	260	260
Leiker	Texas	Midland	100.0%		1	200	200
Trident	Texas	Midland	100.0%		1	200	200
Taylor	Texas	Midland	100.0%		1	200	200
Louisiana and Mississippi
Pascagoula	Mississippi	Gulf of Mexico	75.0%	(3)	2	750	1,000
Neptune	Louisiana	Gulf of Mexico	66.0%	(4)	2	429	650
Venice	Louisiana	Gulf of Mexico	13.1%	(5)	2	98	750
Carthage
Bulldog	Texas	Cotton Valley	100.0%		1	200	200
Panola	Texas	Cotton Valley	100.0%		1	120	120
Other
Indian Springs	Texas	Wilcox-Woodbine	75.0%	(4)	1	75	100
Total						11,672	12,820

(1)Each of our natural gas processing assets is comprised of one or more natural gas processing units (referred to as “processing trains”) that are available to handle unprocessed natural gas delivered to each facility. The nameplate capacity of each processing train will vary.
(2)Total gas processing capacity represents the combined nameplate processing capacity of all processing trains at each facility. Actual processing capacity may differ from nameplate processing capacity due to multiple factors including items such as compression limitations, and quality and composition of the gas being processed.
(3)We own a 75% consolidated interest in the Pascagoula facility through our majority owned subsidiary, Pascagoula Gas Processing LLC.
(4)We proportionately consolidate our undivided interests in these operating assets.
(5)Our 13.1% ownership in Venice is held indirectly through our equity method investment in Venice Energy Services Company, L.L.C.
We operate all of our natural gas processing assets except for Venice. On a weighted-average basis, utilization rates for our natural gas processing facilities were approximately 67.8%, 68.4% and 69.6% during the years ended December 31, 2025, 2024 and 2023, respectively.

Delaware Basin natural gas processing. Our natural gas processing assets that support customer production in the Delaware Basin consist of ten natural gas processing trains, including a natural gas processing train at Mentone West, which was placed into service in the third quarter of 2025.
In response to increasing production and new contracts with our customers, we are constructing an additional natural gas processing train at our Mentone West location, which is expected to be placed into service in the first quarter of 2026. This natural gas processing train will have the capacity to process 300 MMcf/d of natural gas and extract over 40 MBPD of NGLs and is supported by long-term acreage dedication agreements and minimum volume commitments.
Midland Basin natural gas processing. Our natural gas processing assets that support customer production in the Midland Basin consist of eight natural gas processing trains, including an eighth natural gas processing train (“Orion”), which we completed construction of and placed into service in the third quarter of 2025.
In response to increasing production and new contracts with our customers, we are constructing a ninth natural gas processing train (“Athena”), which is expected to be placed into service in the fourth quarter of 2026. This train will have the capacity to process 300 MMcf/d of natural gas and extract over 40 MBPD of NGLs and is supported by long-term acreage dedication agreements.
Our NGL marketing activities utilize a fleet of approximately 470 railcars, the majority of which are leased from third parties. These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the U.S. and parts of Canada. We have rail loading and unloading capabilities at certain of our terminal facilities in Arizona, Kansas, Louisiana, Minnesota, Mississippi, New York, North Carolina and Texas. These facilities service both our rail shipments and those of our customers. Our NGL marketing activities also utilize a fleet of approximately 200 tractor-trailer tank trucks that are used to transport LPG for us and on behalf of third parties. We lease and operate the majority of these trucks.
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

The following table presents selected information regarding our NGL pipelines at February 1, 2026:

Description of Asset	Location(s)	Ownership Interest		Approximate Pipeline Length (Miles)
Mid-America Pipeline System (1)	Midwest and Western U.S.	100.0%		7,120
South Texas NGL Pipeline System	Texas	100.0%		1,790
Dixie Pipeline (1)	South and Southeastern U.S.	100.0%		1,300
ATEX (1)	Texas to Midwest and Northeast U.S.	100.0%		1,210
Louisiana Pipeline System (1)	Louisiana	100.0%		930
Seminole NGL Pipeline (1,3)	Texas	100.0%		720
Shin Oak NGL Pipeline	Texas	67.0%	(4)	670
Texas Express Pipeline (1)	Texas	35.0%	(5)	590
Skelly-Belvieu Pipeline (1)	Texas, Oklahoma	50.0%	(6)	570
Chaparral NGL System	Texas, New Mexico	100.0%		570
Bahia NGL Pipeline	Texas	60.0%	(7)	550
Front Range Pipeline (1)	Colorado, Oklahoma, Texas	33.3%	(8)	450
Houston Ship Channel Pipeline System	Texas	100.0%		320
Panola Pipeline (1)	Texas	70.0%	(9)	250
Rio Grande Pipeline (1)	Texas	100.0%		250
Aegis Ethane Pipeline (1)	Texas, Louisiana	100.0%		230
Lou-Tex NGL Pipeline (1)	Texas, Louisiana	100.0%		210
Promix NGL Gathering System	Louisiana	50.0%	(10)	190
Tri-States NGL Pipeline (1)	Alabama, Mississippi, Louisiana	83.3%	(11)	170
Texas Express Gathering System	Texas	45.0%	(12)	140
Others (nine systems) (2)	Various	Various	(13)	620
Total				18,850

(1)Interstate transportation services provided on these liquids pipelines, in whole or part, are regulated by federal governmental agencies.
(2)Includes our Belle Rose and Wilprise pipelines located in the coastal regions of Louisiana; two pipelines located near Port Arthur in southeast Texas; our San Jacinto pipeline located in East Texas; our Permian NGL lateral pipelines located in New Mexico; Leveret pipeline in West Texas and New Mexico; Enterprise Ethane Pipeline in Texas; and a pipeline in Colorado associated with our Meeker facility. Transportation services provided on the Wilprise and Leveret pipelines are regulated by federal governmental agencies.
(3)Pipeline mileage shown for the Seminole NGL Pipeline excludes approximately 380 miles converted to crude oil service in January 2026 and used by our Midland-to-ECHO 2 pipeline.
(4)We own a 67% consolidated interest in the Shin Oak NGL Pipeline through our majority owned subsidiary, Breviloba, LLC.
(5)Our 35% ownership interest in the Texas Express Pipeline is held indirectly through our equity method investment in Texas Express Pipeline LLC.
(6)Our 50% ownership interest in the Skelly-Belvieu Pipeline is held indirectly through our equity method investment in Skelly-Belvieu Pipeline Company, L.L.C.
(7)In December 2025, we sold a 40% undivided ownership interest in the Bahia NGL Pipeline to ExxonMobil. We proportionately consolidate our 60% undivided interest in the Bahia NGL Pipeline.
(8)Our 33.3% ownership interest in the Front Range Pipeline is held indirectly through our equity method investment in Front Range Pipeline LLC.
(9)We own a 70% consolidated interest in the Panola Pipeline through our majority owned subsidiary, Panola Pipeline Company, LLC (“Panola”).
(10)Our 50% ownership interest in the Promix NGL Gathering System is held indirectly through our equity method investment in K/D/S Promix, L.L.C.
(11)We own an 83.3% consolidated interest in the Tri-States NGL Pipeline through our majority owned subsidiary, Tri-States NGL Pipeline, L.L.C.
(12)Our 45% ownership interest in the Texas Express Gathering System is held indirectly through our equity method investment in Texas Express Gathering LLC.
(13)We proportionately consolidate our 50% undivided interest in a 50-mile segment of the Port Arthur pipelines. The remainder of these NGL pipelines are wholly owned.
The maximum number of barrels per day that our NGL pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each injection and delivery point and the mix of products being transported). As a result, we measure the utilization rates of our NGL pipelines in terms of net throughput, which reflects throughput for assets owned by consolidated entities on a 100% basis and throughput for assets owned by our unconsolidated affiliates net to our ownership interest. In the aggregate, net throughput volumes for these pipelines were 4,646 MBPD, 4,426 MBPD and 4,116 MBPD during the years ended December 31, 2025, 2024 and 2023, respectively.

We operate our NGL pipelines with the exception of the Texas Express Gathering System. The following information describes our principal NGL pipelines:
•The Mid-America Pipeline System is an NGL pipeline system consisting of the 2,410-mile Rocky Mountain pipeline, the 2,020-mile Conway North pipeline, the 630-mile Ethane-Propane (“EP”) Mix pipeline, and the 2,060-mile Conway South pipeline. The Rocky Mountain pipeline transports mixed NGLs from production fields located in the Rocky Mountain Overthrust and San Juan Basin to the Hobbs NGL hub located on the Texas-New Mexico border. The Conway North segment links the NGL hub at Conway, Kansas to refineries, petrochemical plants and propane markets in the upper Midwest. NGL hubs provide buyers and sellers with a centralized location for the storage and pricing of products, while also providing connections to intrastate and/or interstate pipelines. The EP Mix segment transports EP mix from the Conway hub to petrochemical plants in Iowa and Illinois. The Conway South pipeline connects the Conway hub with Kansas refineries and provides bi-directional transportation of NGLs between the Conway and Hobbs hubs. At the Hobbs NGL hub, the Mid-America Pipeline System interconnects with our Seminole NGL Pipeline and Hobbs NGL fractionation and storage facility. The Mid-America Pipeline System is also connected to 18 non-regulated NGL terminals, 17 of which we own and operate.
•The South Texas NGL Pipeline System is a network of NGL gathering and transportation pipelines located in South Texas that gather and transport mixed NGLs from natural gas processing facilities (owned by either us or third parties) to our NGL fractionators located in South Texas and in Chambers County, Texas. In addition, this system transports purity NGL products from our South Texas NGL fractionators to refineries and petrochemical plants located between Corpus Christi, Texas and Houston, Texas and within the Texas City-Houston area, as well as to interconnects with other NGL pipelines and to our Mont Belvieu area storage complex. The South Texas NGL Pipeline System extends our ethane header system from Chambers County, Texas to Corpus Christi, Texas.
•The Dixie Pipeline transports propane and other NGLs from locations in southeast Texas, south Louisiana and Mississippi to markets in the southeastern U.S. The Dixie Pipeline operates in seven states: Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Texas, and is connected to eight non-regulated propane terminals that we own and operate.
•The Appalachia-to-Texas Express, or ATEX, pipeline transports ethane in southbound service from third-party owned NGL fractionation plants located in Ohio, Pennsylvania and West Virginia to our Mont Belvieu area storage complex. Ethane originating at these fractionation facilities is sourced from the Marcellus and Utica Shale production areas. ATEX operates in nine states: Arkansas, Illinois, Indiana, Louisiana, Missouri, Ohio, Pennsylvania, Texas and West Virginia.
•The Louisiana Pipeline System is a network of NGL pipelines that transport NGLs originating in Louisiana and Texas to refineries and petrochemical plants located along the Mississippi River corridor in southern Louisiana. This system also provides transportation services for our natural gas processing facilities, NGL fractionators and other assets located in Louisiana.
•The Seminole NGL Pipeline transports NGLs from the Hobbs hub and the Permian Basin to markets in southeast Texas, including our Mont Belvieu area fractionation and storage complex. NGLs originating on the Mid-America Pipeline System are a significant source of throughput for the Seminole NGL Pipeline.
In January 2026, we completed the conversion of a portion of one of the two pipelines comprising the Seminole NGL Pipeline System from NGL service to crude oil service. The converted segment, which extends from Midland, Texas to Sealy, Texas, makes up substantially all of our Midland-to-ECHO 2 crude oil pipeline. The conversion did not reduce our overall NGL transportation throughput volumes since displaced NGLs are transported using our other NGL pipelines, including our Bahia NGL Pipeline. We retain the flexibility to keep this pipeline in crude oil service or convert it to NGL or other liquid hydrocarbons service depending on future market conditions.
See “Crude Oil Pipelines & Services Segment - Crude Oil Pipelines” within this Part I, Items 1 and 2 for additional information regarding our Midland-to-ECHO System.
•The Shin Oak NGL Pipeline transports NGL production from Orla, Texas in the Permian Basin to our Mont Belvieu area NGL fractionation and storage complex.

•The Texas Express Pipeline extends from Skellytown, Texas to our Mont Belvieu area NGL fractionation and storage complex. Mixed NGLs from production fields located in the Rocky Mountains, Permian Basin and Mid-Continent regions are delivered to the Texas Express Pipeline via an interconnect with our Mid-America Pipeline System near Skellytown. In addition, the Texas Express Pipeline transports mixed NGLs gathered by the Texas Express Gathering System. Also, mixed NGLs originating from the Denver-Julesburg (“DJ”) Basin in Colorado are transported to the Texas Express Pipeline using the Front Range Pipeline.
•The Skelly-Belvieu Pipeline transports mixed NGLs from Skellytown, Texas to Chambers County, Texas. The Skelly-Belvieu Pipeline receives a significant quantity of NGLs through an interconnect with our Mid-America Pipeline System at Skellytown.
•The Chaparral NGL System transports mixed NGLs from natural gas processing facilities located in West Texas and New Mexico to interconnects with our NGL pipelines, which will have destinations at our Mont Belvieu area NGL fractionation and storage complex. This system consists of the 390-mile Chaparral Pipeline and the 180-mile Quanah Pipeline. Intrastate transportation services provided on the Chaparral Pipeline are regulated; however, transportation services provided by the Quanah pipeline are not.
•The Bahia NGL Pipeline, which was placed into service in December 2025, transports NGL production from the Permian Basin to our Mont Belvieu area NGL fractionation and storage complex. The Bahia NGL Pipeline has a design capacity of 600 MBPD and consists of a 24-inch diameter segment originating in the Delaware Basin that connects to a 30-inch diameter segment from the Midland Basin to Chambers County, Texas.
In December 2025, we sold a 40% undivided joint interest in the Bahia NGL pipeline to ExxonMobil for total cash proceeds of approximately $655 million. In connection with the closing of this transaction, Enterprise and ExxonMobil agreed to expand the capacity of the Bahia NGL Pipeline by 400 MBPD through the addition of incremental pumping capacity, which will increase the pipeline’s total capacity to 1.0 MMBPD.
In addition, Enterprise and ExxonMobil agreed to construct a 92-mile pipeline from ExxonMobil’s Cowboy natural gas processing plant in Eddy County, New Mexico to the Bahia NGL Pipeline’s origin point in the Delaware Basin (the “Cowboy Extension”). The Cowboy Extension will also connect to multiple Enterprise-owned natural gas processing facilities in the Delaware Basin. We will own a 30% undivided joint interest in the Cowboy Extension.
The expansion and extension are expected to be completed in the fourth quarter of 2027. We will serve as operator of the combined system.
See Part II, Item 7 and Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for additional information regarding the sale of the undivided joint interest in our Bahia NGL Pipeline.
•The Front Range Pipeline transports mixed NGLs from natural gas processing facilities located in the DJ Basin in Colorado to an interconnect with our Texas Express Pipeline, Mid-America Pipeline System and other third-party facilities located at Skellytown, Texas.
•The Houston Ship Channel Pipeline System connects our assets located in Chambers County, Texas to our marine terminals on the Houston Ship Channel and to area petrochemical plants, refineries and other pipelines.
•The Panola Pipeline transports mixed NGLs from injection points near Carthage, Texas to Chambers County, Texas and supports the Haynesville and Cotton Valley crude oil and natural gas production areas.
•The Rio Grande Pipeline transports mixed NGLs from near Odessa, Texas to a pipeline interconnect at the Mexican border south of El Paso, Texas.
•The Aegis Ethane Pipeline (“Aegis”) delivers purity ethane to petrochemical facilities located along the southeast Texas and Louisiana Gulf Coast. Aegis, when combined with our Enterprise Ethane Pipeline and a portion of our South Texas NGL Pipeline System, forms an ethane header system stretching from Corpus Christi, Texas to the Mississippi River in Louisiana.

•The Lou-Tex NGL Pipeline transports mixed NGLs, purity NGL products and refinery grade propylene (“RGP”) between the Louisiana and Texas markets.
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
The following table presents selected information regarding our NGL fractionation facilities at February 1, 2026:

Description of Asset	Location	Ownership Interest		Net Plant Capacity (MBPD) (1)	Total Plant Capacity (MBPD) (2)
NGL fractionation facilities:
Mont Belvieu area:
Fracs 1, 2 and 3	Texas	75.0%	(3)	189	245
Fracs 4, 5, 6, 7, 8, 9, 10, 11, 12 and 14	Texas	100.0%		1,090	1,090
Total Mont Belvieu area				1,279	1,335
Shoup and Armstrong	Texas	100.0%		97	97
Hobbs	Texas	100.0%		75	75
Norco	Louisiana	100.0%		75	75
Promix	Louisiana	50.0%	(4)	73	145
Tebone	Louisiana	100.0%		30	30
Baton Rouge	Louisiana	32.2%	(5)	19	60
Total				1,648	1,817

(1)The approximate net plant capacity does not necessarily correspond to our ownership interest in each facility. The capacity is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.
(2)Total plant capacity reflects nameplate capacity at our fractionation facilities. Actual fractionation capacity, which may routinely exceed nameplate capacity, can vary based on operating conditions including the composition of the NGLs being processed.
(3)We proportionately consolidate a 75% undivided interest in these fractionators.
(4)Our 50% ownership interest in the Promix NGL fractionator is held indirectly through our equity method investment in K/D/S Promix, L.L.C.
(5)Our 32.2% ownership interest in the Baton Rouge fractionator is held indirectly through our equity method investment in Baton Rouge Fractionators LLC.
On a weighted-average basis, the overall utilization rates for our NGL fractionators (based on nameplate capacities) were 99.6%, 106.4% and 106.0% during the years ended December 31, 2025, 2024 and 2023, respectively.
The following information describes our principal NGL fractionators, all of which we operate:
•We own and operate NGL fractionators located in Mont Belvieu, Texas and surrounding areas of Chambers County, Texas (collectively, the “Mont Belvieu area”). These fractionators process mixed NGLs from several major NGL supply basins in North America, including the Permian Basin, Rocky Mountains, Eagle Ford Shale, Mid-Continent and San Juan Basin. Our Mont Belvieu area NGL fractionators are connected to our network of NGL supply and distribution pipelines, approximately 170 MMBbls of underground salt dome storage capacity, along with access to international markets through our marine terminals located on the Houston Ship Channel and Neches River.
During the fourth quarter of 2025, we placed into service NGL fractionator 14 (“Frac 14”) and an associated deisobutanizer (“DIB”) unit in the Mont Belvieu area. Frac 14, which has a design nameplate capacity of 150 MBPD, is capable of fractionating up to 195 MBPD of NGLs.
•The Shoup and Armstrong NGL fractionators in South Texas process mixed NGLs supplied by regional natural gas processing facilities. Purity NGL products from these fractionators are transported to local markets in the Corpus Christi area and also to Chambers County, Texas using our South Texas NGL Pipeline System.

•The Hobbs NGL fractionator serves NGL producers in West Texas, New Mexico, Colorado and Wyoming. This fractionator receives mixed NGLs from several major supply basins, including the Mid-Continent, Permian Basin, San Juan Basin and Rocky Mountains. The facility is located at the interconnect of our Mid-America Pipeline System and Seminole NGL Pipeline, thus providing customers access to the Conway hub and Chambers County, Texas.
•The Norco NGL fractionator receives mixed NGLs from refineries and natural gas processing facilities located in southern Louisiana and along the Mississippi and Alabama Gulf Coast, including our Pascagoula and Venice facilities.
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
The following table presents selected information regarding our NGL and related product storage assets at February 1, 2026:

Description of Asset	Location	Ownership Interest	Net Usable Storage Capacity (MMBbls) (1)
Mont Belvieu area storage complex	Texas	100.0%	169.5
Almeda and Markham (2)	Texas	Leased	12.4
Breaux Bridge, Anse La Butte and Sorrento (3)	Louisiana	100.0%	11.0
Petal (4)	Mississippi	100.0%	5.4
Hutchinson (5)	Kansas	100.0%	4.0
Others (6)	Various	Various	16.2
Total			218.5

(1)Net usable storage capacity is based on our ownership interest or contractual right-of-use.
(2)These storage facilities are used in connection with our South Texas NGL Pipeline System.
(3)These storage facilities are used in connection with our Louisiana Pipeline System.
(4)This storage facility is used in connection with our Dixie Pipeline.
(5)This storage facility is used in connection with our Mid-America Pipeline System.
(6)Primarily consists of operational storage capacity for certain of our major pipeline systems and terminal assets, including the Mid-America Pipeline System, Dixie Pipeline and TE Products Pipeline. We own substantially all of this storage capacity.
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
NGL marine terminals and related operations
We own and operate marine terminals (export and import) that handle NGLs. The results of operations from our NGL marine terminals are primarily dependent upon the level of volumes handled (loading and unloading) and the associated fees we charge for such services.

The following information describes our marine terminals, all of which we operate:
•The Enterprise Hydrocarbons Terminal (“EHT”) provides terminaling services to exporters, marketers, distributors, chemical companies and major integrated oil companies. EHT has extensive waterfront access consisting of eight deep-water ship docks and a barge dock. The terminal can accommodate vessels with up to a 45 foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel. We believe that our location on the Houston Ship Channel enables us to handle larger vessels than our competitors because our waterfront has fewer draft and beam (width) restrictions. The size and structure of our waterfront allows us to receive and unload products for our customers and provide terminaling services.
EHT can load refrigerated cargoes of low-ethane propane and/or butane (collectively referred to as LPG) onto multiple tanker vessels simultaneously. Our LPG export services continue to benefit from increased NGL supplies produced from domestic shale plays, international demand for propane as a feedstock in ethylene and propylene production, and for power generation and heating purposes. The current estimated maximum loading capacity for LPG at EHT is approximately 835 MBPD. EHT has the capability to load up to six Very Large Gas Carrier (“VLGC”) vessels simultaneously, while maintaining the option to switch between loading propane and butane. EHT can load a single VLGC in less than 24 hours, creating greater efficiencies and cost savings for our customers. LPG loading volumes at EHT averaged 697 MBPD, 702 MBPD and 623 MBPD during the years ended December 31, 2025, 2024 and 2023, respectively.
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
EHT also includes an NGL import terminal. This import terminal can offload NGLs from tanker vessels at rates up to 5,000 barrels per hour depending on the product. Our NGL import volumes for the last three years were minimal.
EHT also provides terminaling services involving crude oil, propylene and refined products. EHT’s assets and activities associated with crude oil terminaling and storage are a component of our Crude Oil Pipelines & Services business segment. EHT’s activities involving propylene and refined products are a component of our Petrochemical & Refined Products Services business segment.
•The Morgan’s Point Ethane Export Terminal, located on the Houston Ship Channel, has a nameplate loading capacity of approximately 10,000 barrels per hour of fully refrigerated ethane. In December 2025, we completed a project that added 0.9 MMBbls of incremental storage capacity, which further enhanced our loading capabilities. In addition, one of the terminal’s 120 MBPD refrigeration trains is capable of refrigerating either ethane or ethylene, providing operational flexibility to accommodate changing market conditions.
The terminal supports domestic production of U.S. ethane from shale plays by providing the global petrochemical industry with access to a low-cost feedstock option and opportunities for supply diversification. Ethane volumes handled by the terminal are sourced from our Mont Belvieu area NGL fractionation and storage complex. Ethane loading volumes at the terminal averaged 232 MBPD, 213 MBPD and 198 MBPD during the years ended December 31, 2025, 2024 and 2023, respectively.
See "Petrochemicals & Refined Products Services Segment – Ethylene export terminal and related operations” within this Part I, Items 1 and 2 for additional information regarding our ethylene export terminal.

•Neches River Ethane / Propane Export Facility. In July 2025, we placed into service the first phase of our new ethane / propane export facility located on the Neches River in Orange County, Texas. This phase included the completion of a loading dock, an ethane refrigeration train with a nameplate capacity of 120 MBPD and 0.9 MMBbls of ethane storage capacity. Ethane volumes handled by the terminal are sourced from our Mont Belvieu area NGL fractionation and storage complex. The second phase of the project, which will add a second refrigeration train capable of loading up to 180 MBPD of ethane, 360 MBPD of propane, or a combination thereof, is expected to begin service in the first half of 2026.
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
The following table presents selected information regarding our crude oil pipelines and related operations at February 1, 2026:

Description of Asset	Location(s)	Ownership Interest		Operational Storage Capacity (MMBbls) (2)	Approximate Pipeline Length (Miles)
Midland-to-ECHO System	Texas	Various	(3)	3.9	1,380
Seaway Pipeline (1)	Texas, Oklahoma	50.0%	(4)	9.8	1,270
West Texas System (1)	Texas, New Mexico	100.0%		1.4	1,070
Basin Pipeline (1)	Texas, New Mexico, Oklahoma	13.0%	(5)	5.2	600
South Texas Crude Oil Pipeline System	Texas	100.0%		5.6	440
EFS Midstream System	Texas	100.0%		0.3	500
Eagle Ford Crude Oil Pipeline System	Texas	50.0%	(6)	4.5	390
Total				30.7	5,650

(1)Transportation services provided on these liquids pipelines are regulated, in whole or part, by federal governmental agencies.
(2)Operational storage capacity amounts presented on a gross basis.
(3)We proportionately consolidate our 29% undivided interest in the approximately 520-mile Midland-to-Webster pipeline, which we refer to as the Midland-to-ECHO 3 Pipeline. The remainder of this system relates to our Midland-to-ECHO 1 Pipeline and Midland-to-ECHO 2 Pipeline, which are wholly owned.
(4)Our 50% ownership interest in the Seaway Pipeline is held indirectly through our equity method investment in Seaway Crude Holdings LLC (“Seaway”).
(5)We proportionately consolidate our 13% undivided interest in the Basin Pipeline.
(6)Our 50% ownership interest in the Eagle Ford Crude Oil Pipeline System is held indirectly through our equity method investment in Eagle Ford Pipeline LLC.
The maximum number of barrels per day that our crude oil pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the grades of crude oil being transported). As a result, we measure the utilization rates of our crude oil pipelines in terms of net throughput, which reflects throughput for assets owned by consolidated entities on a 100% basis and throughput for assets owned by our unconsolidated affiliates net to our ownership interest. In the aggregate, net throughput volumes for these pipelines were 2,578 MBPD, 2,528 MBPD and 2,552 MBPD during the years ended December 31, 2025, 2024 and 2023, respectively.

We operate our crude oil pipelines with the exception of the Basin Pipeline, Eagle Ford Crude Oil Pipeline System and Midland-to-ECHO 3 Pipeline. The following information describes our principal crude oil pipelines:
•The Midland-to-ECHO System supports Permian Basin crude oil production by providing producers and other shippers with transportation solutions that are both cost-efficient and operationally flexible. After aggregating crude at our Midland terminal, the system has the capability to transport multiple grades of crude oil, including West Texas Intermediate (“WTI”), West Texas Light sweet crude oil (“West Texas Light”), West Texas Sour, and condensate, to our Enterprise Crude Houston (“ECHO”) storage terminal (using batched shipments to safeguard crude quality) for further delivery to markets along the Gulf Coast. Using the ECHO terminal, shippers on the Midland-to-ECHO System have access to every refinery in Houston, Texas City, Beaumont and Port Arthur, Texas, as well as our crude oil export terminal facilities.
The Midland-to-ECHO 1 Pipeline originates at our Midland terminal and extends approximately 420 miles to our Sealy storage terminal. Volumes arriving at Sealy are then transported to our ECHO terminal using the Rancho II pipeline, which is a component of our South Texas Crude Oil Pipeline System. The Midland-to-ECHO 1 Pipeline has an approximate maximum transportation capacity of up to 620 MBPD, depending on certain operational variables.
The Midland-to-ECHO 3 Pipeline extends from Midland, Texas to our ECHO terminal, and further from ECHO to a third-party terminal in Webster, Texas (collectively, the “Midland-to-Webster pipeline”). The maximum transportation capacity on the Midland-to-Webster pipeline is approximately 450 MBPD.
In January 2026, we completed the conversion of the Midland-to-Sealy segment of one of our two Seminole NGL pipelines from NGL service back to crude oil service as the Midland-to-ECHO 2 pipeline. The pipeline originates at our Midland terminal and extends approximately 440 miles to our Sealy terminal, with crude oil volumes arriving at Sealy transported to our ECHO terminal using the Rancho II pipeline. The Midland-to-ECHO 2 pipeline provides us with up to 225 MBPD of incremental crude oil transportation capacity. We retain the flexibility to keep this pipeline in crude oil service or convert it to NGL or other liquid hydrocarbons service depending on future market conditions.
•The Seaway Pipeline connects the Cushing, Oklahoma crude oil hub with markets in southeast Texas. The Seaway Pipeline is comprised of the Longhaul System, the Freeport System and the Texas City System. The Cushing hub is an industry trading hub and price settlement point for WTI crude oil on the New York Mercantile Exchange (“NYMEX”).
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
Seaway’s Texas City marine terminal features two docks, a 45-foot draft, an overall length of 1,125 feet, a 200-foot beam (width) and the capacity to load crude oil at a rate of 35,000 barrels per hour. We have used Seaway’s Texas City terminal to partially load Very Large Crude Carrier (“VLCC”) tankers, with the remaining volumes subsequently loaded on such vessels using reverse lightering operations in the Gulf of Mexico.

•The West Texas System connects crude oil gathering systems in West Texas and southeast New Mexico to our terminal facility located in Midland, Texas. The West Texas System, including the Loving County pipeline, is a key part of our strategic crude oil aggregation program designed to support Permian Basin producers with a transport capacity over 600 MBPD. At Midland, shippers have access to storage and terminal services, as well as connectivity to multiple transportation alternatives such as trucking and pipeline infrastructure that offer access to various downstream markets, including the Gulf Coast.
•The Basin Pipeline transports crude oil from the Permian Basin in West Texas and southern New Mexico to the Cushing hub.
•The South Texas Crude Oil Pipeline System has the capacity to transport approximately 450 MBPD of crude oil and condensate originating in South Texas to customers in the Houston area. This system includes storage terminal assets located at Lyssy, Milton, Marshall and Sealy, Texas. The South Texas Crude Oil Pipeline System also includes our Rancho II pipeline, which extends approximately 90 miles from the Sealy terminal to our ECHO terminal. From ECHO, we have connectivity to refinery customers and our marine terminals along the Texas Gulf Coast.
•The EFS Midstream System serves producers in the Eagle Ford Shale by providing condensate gathering and processing services as well as gathering, treating and compression services for associated natural gas. The EFS Midstream System includes approximately 500 miles of gathering pipelines, 11 central gathering plants having a combined condensate storage capacity of 0.3 MMBbls, 201 MBPD of condensate stabilization capacity and 1.0 Bcf/d of associated natural gas treating capacity.
•The Eagle Ford Crude Oil Pipeline System transports crude oil and condensate for producers in South Texas and the Permian Basin. The system, which is effectively looped and has a capacity to transport over 600 MBPD of light and medium grades of crude oil, consists of approximately 390 miles of crude oil and condensate pipelines originating in Gardendale, Texas and extending to Corpus Christi, Texas. The system interconnects with third-party pipelines in Gardendale, Texas, our South Texas Crude Oil Pipeline System in Wilson County, Texas and the Corpus Christi marine terminal.
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

The following table presents selected information regarding our crude oil terminals at February 1, 2026:

Description of Asset	Location	Ownership Interest		Number of Above-Ground Tanks in Service	Net Storage Capacity (MMBbls)
EHT (crude oil)	Texas	100.0%		81	23.9
ECHO (1)	Texas	100.0%		15	6.6
Midland (2)	Texas	100.0%		13	5.2
Beaumont Marine West	Texas	100.0%		12	4.2
Cushing	Oklahoma	100.0%		20	3.4
Corpus Christi	Texas	50.0%	(3)	4	0.7
Total				145	44.0

(1)Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline and three tanks owned by Seaway.
(2)Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline.
(3)Our 50% ownership interest in the terminal is held indirectly through our equity method investment in Eagle Ford Terminals Corpus Christi LLC.
The following information describes our principal crude oil terminals, all of which we operate with the exception of the Corpus Christi terminal.
•The EHT marine terminal located on the Houston Ship Channel includes export assets capable of loading up to 2.9 MMBPD of crude oil. The crude oil terminal at EHT represents one of the largest such facilities on the Gulf Coast. As noted previously, EHT can accommodate vessels with up to a 45-foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel.
•The ECHO terminal is located in Houston, Texas and provides storage customers with access to major refineries located in the Houston, Texas City and Beaumont/Port Arthur areas. Beginning in March 2022, the ECHO terminal became one of two physical delivery points for the Midland WTI American Gulf Coast futures contract (“HOU”) traded on the Intercontinental Exchange (“ICE”). ECHO also has connections to marine terminals, including EHT, that provide access to any refinery on the U.S. Gulf Coast and international markets.
•The Midland terminal provides crude oil storage, pumpover and trade documentation services. The Midland terminal is the origination point for our Midland-to-ECHO pipelines.
•The Beaumont Marine West marine terminal is located on the Neches River near Beaumont, Texas. This terminal includes three deep-water docks and one barge dock that facilitate the exporting and importing of crude oil and related products.
•The Cushing terminal is located at the Cushing hub in Oklahoma and provides crude oil storage, pumpover and trade documentation services. This terminal is one of the origination points for our Seaway Pipeline.
•The Corpus Christi marine terminal, located in Corpus Christi, Texas, is capable of loading ocean-going vessels with either crude oil or condensate. The terminal includes one deep-water ship dock and serves Eagle Ford Shale and Permian Basin producers through a connection with our Eagle Ford Crude Oil Pipeline System.
Sea Port Oil Terminal. The Sea Port Oil Terminal (“SPOT”) is a proposed deepwater crude oil export facility to be located in the Gulf of Mexico. SPOT would consist of proposed onshore and offshore facilities, including a fixed platform located approximately 30 nautical miles off the Texas coast in approximately 115 feet of water. SPOT is designed to load VLCCs and other crude oil tankers at rates of approximately 85,000 barrels per hour. The platform would be connected to an onshore storage facility with approximately 4.8 MMBbls of capacity in Brazoria County, Texas, by two 36-inch, bi-directional pipelines. The SPOT project includes state-of-the-art pipeline control, vapor recovery and leak detection systems that are designed to minimize emissions. SPOT would provide customers with an integrated export solution that leverages our extensive supply, storage and distribution network along the Gulf Coast.
In April 2024, we received the deepwater port license for SPOT from the U.S. Department of Transportation’s Maritime Administration. While we have not made a final investment decision, we continue to hold the license and monitor customer demand for this project.

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
Our Crude Oil Pipelines & Services segment also includes a fleet of approximately 200 tractor-trailer tank trucks, the majority of which we own and operate, that are used to transport crude oil.
Natural Gas Pipelines & Services
This business segment includes our natural gas pipeline systems that provide for the gathering, treating and transportation of natural gas. This segment also includes our natural gas marketing activities.
Natural gas pipelines and related storage assets
Our natural gas gathering pipeline systems gather, treat and transport natural gas from production developments to regional natural gas plants for further processing. Our natural gas transmission pipelines transport natural gas from regional processing facilities to downstream electric generation plants, local gas distribution companies, industrial and municipal customers, storage facilities or other connecting pipelines.
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

The following table presents selected information regarding our natural gas pipelines and related infrastructure at February 1, 2026:

				Approximate Pipeline Length (Miles)	Net Capacity (1)
Description of Asset	Location(s)	Ownership Interest			Pipeline Capacity (MMcf/d)	Natural Gas Treating (MMcf/d)	Usable Storage (Bcf)
Texas Intrastate System (2)	Texas	Various	(5)	6,650	7,328	–	12.9
Acadian Gas System (2)	Louisiana	100.0%	(6)	1,410	4,825	–	1.2
Delaware Basin Gathering System (4)	Texas, New Mexico	100.0%		2,160	2,570	270	–
Midland Basin Gathering System (4)	Texas	100.0%		2,270	2,500	–	–
Jonah Gathering System	Wyoming	100.0%		780	2,360	–	–
Piceance Basin Gathering System	Colorado	100.0%		200	1,800	200	–
White River Hub (3)	Colorado	50.0%	(7)	10	1,500	–	–
BTA Gathering System (4)	Texas	100.0%	(8)	810	1,420	240	–
Haynesville Gathering System	Louisiana, Texas	100.0%		360	1,300	810	–
San Juan Gathering System	New Mexico, Colorado	100.0%		5,530	1,200	–	–
Indian Springs Gathering System (4)	Texas	80.0%	(9)	130	160	–	–
Delmita Gathering System	Texas	100.0%		200	145	–	–
South Texas Gathering System	Texas	100.0%		460	143	320	–
Old Ocean Pipeline	Texas	50.0%	(10)	240	80	–	–
Big Thicket Gathering System (4)	Texas	100.0%		220	60	–	–
Total				21,430	27,391	1,840	14.1

(1)Net capacity amounts are based on our ownership interest or contractual right-of-use.
(2)Transportation services provided on these pipeline systems, in whole or part, are regulated by both federal and state governmental agencies.
(3)Services provided by the White River Hub are regulated by federal governmental agencies.
(4)Transportation services provided on these systems are regulated in part by state governmental agencies.
(5)We proportionately consolidate our undivided interests, which range from 22% to 80%, in approximately 1,480 miles of the Texas Intrastate System. The Texas Intrastate System also includes our Wilson natural gas storage facility, which consists of a network of owned underground salt dome storage caverns located in Wharton County, Texas with an aggregate 12.9 Bcf of usable storage capacity.
(6)The Acadian Gas System includes a leased 1.2 Bcf underground salt dome natural gas storage cavern located at Napoleonville, Louisiana.
(7)Our 50% ownership interest in White River Hub is held indirectly through our equity method investment in White River Hub, LLC.
(8)This system includes approximately 60 miles of leased pipelines.
(9)We proportionately consolidate our 80% undivided interest in the Indian Springs Gathering System.
(10)Our 50% ownership interest in the Old Ocean Pipeline is held indirectly through our equity method investment in Old Ocean Pipeline, LLC.
On a weighted-average basis, overall utilization rates for our natural gas pipelines were approximately 70.4%, 65.7% and 65.0% during the years ended December 31, 2025, 2024 and 2023, respectively. These utilization rates represent actual natural gas volumes delivered as a percentage of our nominal delivery capacity and do not reflect firm capacity reservation agreements where capacity fees are earned whether or not the shipper actually utilizes such capacity.
We operate our natural gas pipelines and storage facilities with the exception of the White River Hub, Old Ocean Pipeline and certain segments of the Texas Intrastate System. The following information describes our principal natural gas pipelines:
•The Texas Intrastate System is comprised of the 6,010-mile Enterprise Texas pipeline system and the 640-mile Channel pipeline system. The Texas Intrastate System gathers, transports and stores natural gas from supply basins in Texas including the Permian Basin and Eagle Ford and Barnett Shales for delivery to local gas distribution companies, electric utility plants and industrial and municipal consumers. The system is also connected to regional natural gas processing facilities and other intrastate and interstate pipelines. The Texas Intrastate System serves a number of commercial markets in Texas, including Corpus Christi, San Antonio/Austin, Beaumont/Orange and Houston, including the Houston Ship Channel industrial market.
•The Acadian Gas System transports, stores and markets natural gas in Louisiana. The Acadian Gas System is comprised of the 1,010-mile Acadian pipeline, 290-mile Acadian Haynesville Extension pipeline, 80-mile Gillis Lateral pipeline and 30-mile Enterprise Pelican pipeline. The Acadian Gas System links natural gas supplies from Louisiana (e.g., from the Haynesville Shale supply basin) and offshore Gulf of Mexico developments with local gas distribution companies, electric utility plants and industrial customers located primarily in the Baton Rouge/New Orleans/Mississippi River corridor. Additionally, the Acadian Gas System delivers natural gas production from the Haynesville Shale to the liquefied natural gas (“LNG”) markets in South Louisiana via the Gillis Lateral pipeline.

•The Delaware Basin Gathering System gathers natural gas produced from the Delaware Basin for delivery to regional natural gas processing facilities, including our Delaware Basin natural gas processing facility, and delivers residue and treated natural gas into our Texas Intrastate System and third-party pipelines. This system includes 270 MMcf/d of hydrogen sulfide and carbon dioxide treating capacity and two high capacity acid gas injection wells, which provide us with the necessary infrastructure to treat sour gas produced in the Delaware Basin.
At our Dark Horse facility in the Eastern Delaware Basin, we are constructing a fourth treater, which will add incremental hydrogen sulfide and carbon dioxide treating capacity of approximately 180 MMcf/d. We expect to complete construction of and place our fourth treater into service during the second quarter of 2026. Additionally, in February 2026, we announced plans to construct further expansions of our sour gas treating system, including the extension of trunk lines in our gathering system in Lea County, New Mexico, the construction of a fifth treater and the addition of a third acid gas injection well. These additional facilities are supported by long-term acreage dedication agreements.
•The Midland Basin Gathering System, which is located in West Texas, gathers natural gas from the Midland Basin for delivery to our Midland Basin processing facility.
In August 2025, we acquired an affiliate of Occidental Petroleum Corporation (“Oxy”), which owns approximately 200 miles of natural gas gathering pipelines in the Midland Basin, in a debt-free transaction for $581 million in cash consideration. In addition, an affiliate of Enterprise agreed to provide Oxy with natural gas gathering and processing services, supported by a long-term dedication of approximately 73,000 acres across four counties in the Midland Basin. See Part II, Item 7 of this annual report for additional information regarding our acquisition of this Oxy affiliate.
•The Jonah Gathering System is located in the Greater Green River Basin of southwest Wyoming. This system gathers natural gas from the Jonah and Pinedale supply fields for delivery to regional natural gas processing facilities, including our Pioneer facility.
•The Piceance Basin Gathering System gathers natural gas produced from the Piceance Basin in northwestern Colorado to our Meeker natural gas processing facility and includes the Central Treating Facility located in Rio Blanco County, Colorado.
•The White River Hub is a natural gas hub facility serving producers in the Piceance Basin. The facility enables producers to access six interstate natural gas pipelines and has a gross throughput capacity of 3 Bcf/d of natural gas.
•The BTA Gathering System, which is located in East Texas, gathers and treats natural gas from the Haynesville Shale and Bossier, Cotton Valley and Travis Peak formations. This system includes our Fairplay Gathering System.
•The Haynesville Gathering System gathers and treats natural gas produced from the Haynesville and Bossier Shale supply basins and the Cotton Valley and Taylor Sand formations in Louisiana and eastern Texas for delivery to regional markets, including (through an interconnect with the Acadian Haynesville Extension pipeline) markets served by our Acadian Gas System.
•The San Juan Gathering System gathers and treats natural gas produced from the San Juan Basin in northern New Mexico and southern Colorado and delivers the natural gas either directly into interstate pipelines or to regional natural gas plants, including our Chaco facility, for processing prior to being transported on interstate pipelines.
•The Indian Springs Gathering System, along with the Big Thicket Gathering System, gather natural gas from the Woodbine, Wilcox and Yegua production areas in East Texas.
•The Delmita Gathering System gathers natural gas from the Frio-Vicksburg formation in South Texas for delivery to our South Texas natural gas processing facilities.
•The South Texas Gathering System gathers natural gas from the Olmos and Wilcox formations for delivery to our South Texas natural gas processing facilities.

•The Old Ocean Pipeline transports natural gas from an injection point on our Texas Intrastate System near Maypearl, Texas for delivery to a pipeline interconnect at Sweeny, Texas. A third party serves as operator of the pipeline, which has a gross natural gas transportation capacity of 160 MMcf/d.
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
Petrochemical & Refined Products Services
This business segment includes our:
•propylene production facilities, which include propylene fractionation units and PDH facilities, and related pipelines and marketing activities;
•butane isomerization complex and related DIB operations;
•octane enhancement, iBDH and HPIB production facilities;
•refined products pipelines, terminals and related marketing activities;
•an ethylene export terminal and related operations; and
•marine transportation business.
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
The following table presents selected information regarding our propylene production facilities at February 1, 2026:

Description of Asset	Location	Ownership Interest		Net Plant Capacity (MBPD)	Total Plant Capacity (MBPD)
Propylene fractionation facilities:
Mont Belvieu area (six units)	Texas	Various	(1)	75	88
BRPC (one unit)	Louisiana	30.0%	(2)	7	23
Total				82	111

PDH facilities:
PDH 1	Texas	100.0%		25	25
PDH 2	Texas	100.0%		25	25
Total				50	50

(1)We proportionately consolidate a 66.7% undivided interest in three of the propylene splitters, which have an aggregate 41 MBPD of total plant capacity. The remaining three propylene fractionation units are wholly owned.
(2)Our 30% ownership interest in the BRPC facility is held indirectly through our equity method investment in Baton Rouge Propylene Concentrator LLC (“BRPC”).
We produce PGP at our Mont Belvieu area facilities and CGP at our BRPC facility. On a weighted-average basis, the overall utilization rate of our propylene production facilities was approximately 79.6%, 74.2% and 72.9% during the years ended December 31, 2025, 2024 and 2023, respectively.
Global demand for propylene is increasing; however, the use of lighter crude oil feedstocks by U.S. refiners and increased use of ethane by steam crackers has reduced propylene production from these traditional sources. This has led to the development of more “on purpose” propylene production facilities such as our PDH facilities located in the Mont Belvieu area. The construction of each of our PDH facilities were underwritten by long-term, fee-based contracts that feature minimum volume commitments. Each of these facilities has the capacity to produce up to 1.65 billion pounds per year, or approximately 25 MBPD, of PGP. At this nameplate production rate, each facility upgrades approximately 35 MBPD of propane as feedstock. These PDH facilities are integrated with our legacy Mont Belvieu area propylene fractionation units, which provides us with operational flexibility for both the PDH facilities and the fractionation units. Our integrated system has the capability to produce an aggregate 11 billion pounds of propylene per year.

Propylene pipelines. The results of operations from our petrochemical pipelines are primarily dependent upon the volume of products transported and the associated fees we charge for such transportation services. The following table presents selected information regarding our propylene pipelines at February 1, 2026:

Description of Asset	Location(s)	Ownership Interest		Approximate Pipeline Length (Miles)
Texas RGP Gathering System	Texas	100.0%		700
Lou-Tex Propylene Pipeline	Texas, Louisiana	100.0%		270
North Dean Pipeline System	Texas	100.0%		250
Propylene Splitter PGP Distribution System	Texas	100.0%		150
Taurus Pipeline	Texas	70.0%	(1)	120
Louisiana RGP Gathering System	Louisiana	100.0%		60
Lake Charles PGP Pipeline	Texas, Louisiana	50.0%	(2)	30
Sabine Pipeline	Texas, Louisiana	100.0%		20
La Porte PGP Pipeline	Texas	80.0%	(3)	20
Total				1,620

(1)We own a 70% consolidated interest in the Taurus Pipeline through our majority owned subsidiary Steor LLC.
(2)We proportionately consolidate our 50% undivided interest in the Lake Charles PGP Pipeline.
(3)We own an 80% consolidated interest in the La Porte PGP Pipeline through our majority owned subsidiaries, La Porte Pipeline Company, L.P. and La Porte Pipeline GP, L.L.C.
The maximum number of barrels per day that our petrochemical pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported). As a result, we measure the utilization rates of our petrochemical pipelines in terms of net throughput, which reflects throughput for assets owned by consolidated entities on a 100% basis and throughput for assets owned by our unconsolidated affiliates net to our ownership interest. Total net throughput volumes were 168 MBPD, 178 MBPD and 166 MBPD during the years ended December 31, 2025, 2024 and 2023, respectively.
With the exception of the Lake Charles PGP Pipeline in Louisiana, we operate all of our propylene production assets and related pipelines.
Propylene export assets. Our EHT marine terminal located on the Houston Ship Channel includes export assets capable of loading up to 3,000 barrels per hour, or 72 MBPD, of semi-refrigerated propylene.
Isomerization and related operations
We own and operate three isomerization units located in the Mont Belvieu area having an aggregate processing capacity of 116 MBPD that comprise the largest commercial isomerization facility in the U.S. We also own and operate an 80-mile pipeline system used to transport high-purity isobutane from Chambers County, Texas to Port Neches, Texas and to Channelview, Texas.
The demand for commercial isomerization services depends upon the energy industry’s requirements for isobutane and high-purity isobutane in excess of the isobutane produced through the process of NGL fractionation and refinery operations. Isomerization units convert normal butane feedstock into mixed butane, which is a stream of isobutane and normal butane. DIB units, of which we own and operate 11 located at our Mont Belvieu area complex, then separate the isobutane from the normal butane. Any remaining unconverted (or residual) normal butane generated by the DIB process is then recirculated through the isomerization process until it has been converted into varying grades of isobutane, including high-purity isobutane. The primary uses of isobutane are for the production of propylene oxide, isooctane, isobutylene and alkylate for motor gasoline. We also use certain of our DIB units to fractionate mixed butanes originating from NGL fractionation activities, imports and other sources into isobutane and normal butane. The operating flexibility provided by our multiple standalone DIBs enables us to capture market opportunities resulting from fluctuations in demand and prices for different types of butanes.
The results of operations from our isomerization business are generally dependent on the volume of normal and mixed butanes processed and the level of toll processing fees charged to customers.

Our isomerization assets provide processing services to meet the needs of third-party customers and our other businesses, including our NGL marketing activities and octane enhancement production facility. On a weighted-average basis, the utilization rates of our isomerization facility were approximately 104.3%, 101.7% and 96.6% during the years ended December 31, 2025, 2024 and 2023, respectively.
Octane enhancement and related operations
Octane Enhancement Facility. We own and operate an octane enhancement production facility located in the Mont Belvieu area that is designed to produce isobutylene and either isooctane or methyl tertiary butyl ether (“MTBE”). The products produced by this facility are used by refiners to increase octane values in reformulated motor gasoline blends. The high-purity isobutane feedstocks consumed in the production of these products are supplied by our isomerization units.
We sell our octane enhancement products at market-based prices. We attempt to mitigate the price risk associated with these products by entering into commodity derivative instruments. To the extent that we produce MTBE, it is sold exclusively into the export market. We measure the utilization of our octane enhancement facility in terms of its combined isooctane, isobutylene and MTBE production volumes, which averaged 23 MBPD, 27 MBPD and 27 MBPD during the years ended December 31, 2025, 2024 and 2023, respectively.
High Purity Isobutylene Facility. We also own and operate a facility located on the Houston Ship Channel that produces up to approximately 4 MBPD of HPIB and includes an associated storage facility with 0.6 MMBbls of related product storage capacity. The primary feedstock for this plant, an isobutane/isobutylene mix, is produced by our octane enhancement and iBDH facilities. HPIB is used in the production of polyisobutylene, which is used in the manufacture of lubricants and rubber. In general, we sell HPIB at market-based prices with a cost-based floor. On a weighted-average basis, utilization rates for this facility were 116.8%, 90.4% and 112.3% for the years ended December 31, 2025, 2024 and 2023, respectively.
Isobutane Dehydrogenation Facility. We own and operate an iBDH facility located in the Mont Belvieu area that is capable of processing approximately 25 MBPD of butane into nearly 1 billion pounds per year of isobutylene. Production from the iBDH plant enables us to optimize our octane enhancement and HPIB facilities and meet growing market demand for isobutylene.
Steam crackers and refineries have historically been the major source of propane and butane olefins for downstream use; however, with the increased use of light-end feedstocks such as ethane, the need for “on purpose” olefins production has increased. Like our PDH facilities, the iBDH facility helps meet market demand where traditional supplies have been reduced. The iBDH facility increases our production of high purity and low purity isobutylene, both of which are used as feedstocks to manufacture lubricants, rubber products and fuel additives. On a weighted-average basis, utilization rates for this facility were 100.5%, 71.2% and 86.0% for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Refined products pipelines. We own and operate the TE Products Pipeline, which is an approximately 2,770-mile pipeline system comprised of 2,650 miles of regulated interstate pipelines and 120 miles of unregulated intrastate Texas pipelines. The system primarily transports refined products from the upper Texas Gulf Coast to Seymour, Indiana. From Seymour, segments of the TE Products Pipeline extend to Chicago, Illinois; Lima, Ohio; Selkirk, New York; and a location near Philadelphia, Pennsylvania. East of Seymour, Indiana, the TE Products Pipeline is primarily dedicated to NGL transportation service. The refined products transported by the TE Products Pipeline are produced by refineries and include motor gasoline and distillates.
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

	For the Year Ended December 31,
	2025	2024	2023
Refined products transportation (MBPD)	569	514	502
NGL transportation (MBPD)	60	45	51
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
Refined products destined for these western markets are sourced at our terminals near Beaumont, Texas and Baytown, Texas and stored at our Mont Belvieu area complex. After aggregating refined products at our Mont Belvieu area storage complex, refined products are transported along approximately 1,260 miles of previously existing pipeline assets and sold to customers at our Permian Terminal located in West Texas, our Jal and Moriarty Terminals located in New Mexico and our Grand Junction Terminal located in Utah. On a combined basis, the terminals at these destinations offer 2.0 MMBbls of refined products storage capacity and can load up to 63 MBPD.
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
Our ethylene export terminal located at our Morgan’s Point facility on the Houston Ship Channel features two docks with a combined nameplate capacity to load up to 1.5 million tons of ethylene per year and a refrigerated storage tank capable of handling 66 million pounds of ethylene. One of the terminal’s refrigeration trains is capable of refrigerating either ethane or ethylene, which provides operational flexibility that may enhance ethylene export capability by approximately 4,100 tons per day, should market conditions support it. Ethylene is the primary feedstock for a wide variety of consumer products, including cell phones and computer parts, food packaging, apparel, textiles and personal protective equipment. We own a 50% consolidated member interest in Enterprise Navigator Ethylene Terminal LLC, which owns the export facility.

Our ethylene system serves as an open market storage and trading hub for the ethylene industry by integrating underground storage capacity with multiple connections to producers, consumers and ethylene pipelines, as well as a high-volume export terminal. In support of our ethylene business, our Mont Belvieu area storage complex includes high-capacity underground ethylene storage wells with an aggregate capacity of 1.5 billion pounds of ethylene.
Our Mont Belvieu area storage complex is connected to our Morgan’s Point ethylene export terminal and further to various locations in Bayport, Texas, Deer Park, Texas, Clear Lake, Texas and La Porte, Texas through a 70-mile pipeline system, and to customers in Lake Charles, Louisiana through our 110-mile Magnolia Ethylene Pipeline, which was placed into service in January 2026.
We also operate the Baymark ethylene pipeline in South Texas. The Baymark pipeline, which is supported by long-term customer commitments, originates in Bayport, Texas and extends 90 miles to Markham, Texas. We own a 70% consolidated interest in the Baymark pipeline through our majority owned subsidiary, Baymark Pipeline LLC.
Marine transportation
Our marine transportation business consists of 64 tow boats and 156 tank barges used to transport refined products, crude oil, asphalt, condensate, heavy fuel oil, LPG and other petroleum products on key U.S. inland and intracoastal waterway systems. The marine transportation industry uses tow boats as power sources and tank barges for freight capacity. We operate our marine transportation assets that serve refinery and storage terminal customers along the Mississippi River, the intracoastal waterway between Texas and Florida, and the Tennessee-Tombigbee waterway system. We own and operate shipyard and repair facilities located in Houma and Morgan City, Louisiana and marine fleeting facilities located in Bourg, Louisiana and Channelview, Texas.
The results of operations from our marine transportation business are generally dependent upon the level of fees charged to transport petroleum products.
Our fleet of marine vessels operated at an average utilization rate of 91.1%, 92.9% and 95.8% during the years ended December 31, 2025, 2024 and 2023, respectively.
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

The rates charged for our interstate movements are generally based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling level that changes annually based upon the index adjustment promulgated by FERC for the year. A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of changes in the pipeline’s operating costs. The annual index adjustment that is prescribed by FERC reflects the year-to-year change in the U.S. Producer Price Index for Finished Goods (“PPI”) plus or minus a predetermined percentage (“Index Level”). The Index Level is subject to review and revision every five years. On December 17, 2020, FERC issued a final rule setting the Index Level for the five-year period ending June 30, 2026 at PPI plus 0.78% (“December 2020 Order”). On January 20, 2022, FERC issued an order on rehearing of the December 2020 Order (“Rehearing Order”), wherein FERC revised the Index Level to PPI minus 0.21% for the five-year period ending June 30, 2026. In the Rehearing Order, FERC also ordered pipelines to recalculate their ceiling levels using the revised Index Level and to lower any of their rates that exceeded their revised ceiling levels, effective March 1, 2022. Enterprise, together with a number of other midstream companies, challenged the Rehearing Order in the U.S. Court of Appeals for the District of Columbia Circuit (“DC Circuit”). On July 26, 2024, the DC Circuit ruled that FERC failed to comply with the Administrative Procedure Act when it issued the Rehearing Order. As a result, the court vacated the Rehearing Order and ordered FERC to reinstate December 2020 Order. FERC complied with the court’s order in an order issued in September 2024, and as part of that order, FERC issued corrected yearly index adders for the years 2022, 2023, and 2024 that were calculated in accordance with the Index Level set forth in the December 2020 Order (“Reinstatement Order”). Several parties requested rehearing of the Reinstatement Order, and several other parties filed appeals of the order. The DC Circuit is holding those appeals in abeyance while FERC continues to consider issues related to this matter. On November 20, 2025, FERC issued an order that denied rehearing of the Reinstatement Order (“Remedies Order”) and ruled that if a pipeline was charging rates at their ceiling level during the period the vacated Index Level from the Rehearing Order was in effect, the pipeline could recover from its shippers the difference between the rates the pipelines charged and the rates the pipelines could have charged under the Index Level in the December 2020 Order. Multiple parties have filed an appeal of the Remedies Order at the DC Circuit, and those appeals have been consolidated with the appeals of the Reinstatement Order and are being held in abeyance while FERC considers various requests for clarification of the Remedies Order. Enterprise has issued corrected invoices to all of its shippers to reflect FERC’s rulings in the Reinstatement Order and the Remedies Order.
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

Actions have also taken place at the international level, with the U.S. previously being involved. Various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for emissions reduction, use of renewable energy, or use of replacement fuels with lower carbon content have been considered, and could result in additional actions involving greenhouse gases.
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
In addition to direct regulation of emissions as described above, there has been an expansion of requirements and incentives relating to reporting greenhouse gas emissions and other climate change-related matters. We currently file greenhouse gas emission reports for certain facilities and equipment subject to EPA reporting regulations. However, we do not publicly report our total direct or indirect greenhouse gas emissions, and it may not be feasible to quantify all types of emissions without relying on estimates. If we are required to determine comprehensively and report publicly our full direct and indirect greenhouse gas emissions, or certain other climate change-related matters, such determinations and disclosures could entail significant costs and administrative burdens and be a source of potential liability and negative publicity. Alternatively, if we do not make such determinations or public disclosures, we may be prevented from operating or supplying products into certain markets or dealing with certain counterparties.
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
Seasonality
Although the majority of our businesses are not materially affected by seasonality, certain aspects of our operations are impacted by seasonal changes such as tropical weather events, energy demand in connection with heating and cooling requirements and for the summer driving season. Examples include:
•Our operations along the Gulf Coast, including those at our Mont Belvieu area complex, may be affected by weather events such as hurricanes and tropical storms, which generally arise during the summer and fall months.

•Residential demand for natural gas typically peaks during the winter months in connection with heating needs and during the summer months for power generation for air conditioning. These seasonal trends affect throughput volumes on our natural gas pipelines and associated natural gas storage levels and marketing results.
•Residential demand for propane typically peaks during the winter months in connection with heating needs in rural areas. These seasonal trends can affect throughput volumes on our TE Products Pipeline, Dixie Pipeline and Mid-America Pipeline System and associated terminals.
•Due to increased demand for fuel additives used in the production of motor gasoline, our isomerization and octane enhancement businesses experience higher levels of demand during the summer driving season, which typically occurs in the spring and summer months. Likewise, shipments of refined products and normal butane experience similar changes in demand due to their use in motor fuels.
•Extreme temperatures and ice during the winter months can negatively impact the volumes available to our gas processing assets as upstream and gathering equipment may experience freeze offs. In addition, these conditions can negatively affect our trucking and inland marine operations on the upper Mississippi and Illinois rivers.
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
As of February 1, 2026, there were approximately 8,000 EPCO personnel who spend all or a substantial portion of their time engaged in our business. From a diversity perspective, approximately 13% of these personnel were female and approximately 33% of these personnel were minorities. We believe that the diversity of our workforce compares favorably to that of related energy industries.
The health and safety of those working on our behalf is a top priority. We promote a culture in which all personnel share the same commitment to health and safety, and we recognize the importance of mitigating risks. Acting upon our commitment to safety, we engage all levels of employees and management, our Board, our contractors, and various external entities and organizations. We strive to achieve a goal of zero incidents and injuries. We track our safety performance by monitoring our Total Recordable Incident Rate (“TRIR”), which is an OSHA measure that generally reflects the number of recordable incidents per 100 full-time workers during a one-year period. Our TRIR for 2025 was 0.36, which compares favorably to the average TRIR for the midstream industry over the last seven years. We strive for year-to-year improvement in our safety performance.
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
Risks Relating to Our Business
•The impact of a global public health crisis or foreign conflict on global oil and gas markets may have material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.
•Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.
•Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.
•Changes in demand for and prices and production of hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.
•Our debt level may limit our future financial and operating flexibility.
•We may not be able to fully execute our growth strategy if we encounter illiquid capital markets or increased competition for investment opportunities.
•Our construction of new assets is subject to operational, regulatory, environmental, political, geopolitical, legal and economic risks, which may result in delays, increased costs or decreased cash flows.
•Several of our assets have been in service for many years and require significant expenditures to maintain them. As a result, an increase in future maintenance or repair costs or delays in completing necessary maintenance or repair activities could have a material adverse effect on our financial position, results of operations and cash flows.
•The inability to continue to access lands owned by third parties and governmental bodies could adversely affect our operations and have a material adverse effect on our financial position, results of operations and cash flows.
•Our growth strategy may adversely affect our results of operations if we do not successfully integrate and manage the businesses that we acquire or if we substantially increase our indebtedness and contingent liabilities to make acquisitions.

•A natural disaster, catastrophe, terrorist attack or other extraordinary event could result in severe personal injury, property damage and environmental damage, which could curtail our operations and have a material adverse effect on our financial position, results of operations and cash flows.
•A cyber-attack on our information technology (“IT”) or operational technology (“OT”) systems could affect our business and assets, and have a material adverse effect on our financial position, results of operations and cash flows.
•Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment.
•The use of derivative financial instruments could result in material financial losses by us.
•Our risk management policies cannot eliminate all commodity price risks. In addition, any noncompliance with our risk management policies could result in significant financial losses.
•Federal, state or local regulatory measures (including those related to climate, environmental, health, safety and pipeline integrity matters) could have a material adverse effect on our financial position, results of operations and cash flows.
•The rates of our regulated assets are subject to review and possible adjustment by federal and state regulators, which could adversely affect our revenues.
•Our standalone operating cash flow is derived primarily from cash distributions we receive from EPO.
•Changes in management’s estimates and assumptions may have a material impact on our financial statements and financial performance.
Risks Relating to Our Partnership Structure
•We may not have sufficient operating cash flows to pay cash distributions at the current level following establishment of cash reserves and payments of fees and expenses.
•Our general partner and its affiliates have limited fiduciary responsibilities to, and conflicts of interest with respect to, our partnership, which may permit it to favor its own interests to your detriment.
•Unitholders have limited voting rights and are not entitled to elect our general partner or its directors. In addition, even if unitholders are dissatisfied, they cannot easily remove our general partner.
•Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.
•Our general partner has a limited call right that may require common unitholders to sell their common units at an undesirable time or price.
•Our common unitholders may not have limited liability if a court finds that limited partner actions constitute control of our business.
•Unitholders may have a liability to repay distributions.
•Our general partner’s interest in us and the control of our general partner may be transferred to a third party without unitholder consent.
Tax Risks to Common Unitholders
•Our tax treatment depends on our status as a partnership for federal income tax purposes, which could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

•A successful IRS contest of the federal income tax positions we take and certain valuation methodologies we adopt in determining a unitholder’s allocation of income, gain, loss and deductions may adversely impact the market for our common units and the cost of any IRS contest will reduce our cash available for distribution to unitholders.
•If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case we would pay the taxes directly to the IRS and our cash available for distribution to our unitholders might be substantially reduced.
•Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
•Tax gains or losses on the disposition of our common units could be more or less than expected.
•We treat each purchaser of our common units as having the same tax benefits without regard to the common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
•Our common unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of an investment in our common units.
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
Global public health crises, such as the COVID-19 pandemic, and measures taken by governmental authorities, businesses and consumers in response to such crises, have previously adversely impacted the global and U.S. economy by disrupting global supply chains, reducing consumer activity, limiting travel and creating significant volatility and disruption of financial and commodity markets. A future global public health crisis could lead to similar disruptions and related economic repercussions. Any resumed period of economic slowdown or recession, or the return to a period of depressed demand or prices for hydrocarbons that we handle, could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.
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
Crude oil and natural gas prices have been volatile in recent years. For example, crude oil prices (based on WTI as measured by the NYMEX) ranged from a high of $93.68 per barrel to a low of $55.27 per barrel in the three-year period ended December 31, 2025. For the period January 1, 2026 through January 31, 2026, WTI prices ranged from a high of $65.42 per barrel to a low of $55.99 per barrel. Natural gas prices (based on Henry Hub as measured by the NYMEX) ranged from a high of $5.29 per MMBtu to a low of $1.58 per MMBtu over the three-year period ended December 31, 2025. Henry Hub natural gas prices ranged from a high of $7.46 per MMBtu to a low of $3.10 per MMBtu from January 1, 2026 through January 31, 2026.
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
For a discussion regarding our current outlook on industry fundamentals for 2026, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Outlook” included under Part II, Item 7 of this annual report.

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
As of December 31, 2025, we had $32.4 billion in principal amount of consolidated senior long-term debt outstanding and $2.3 billion in principal amount of junior subordinated debt outstanding. The amount of our future debt could have significant effects on our operations, including, among other things:
•a substantial portion of our cash flow could be dedicated to the payment of principal and interest on our future debt and may not be available for other purposes, including the payment of distributions on our common units and for capital investments;
•credit rating agencies may take a negative view of the energy sector or our consolidated debt level;
•covenants contained in our existing and future credit and debt agreements will require us to continue to meet financial tests that may adversely affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;
•our ability to obtain additional financing, if necessary, for working capital, capital investments, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
•we may be at a competitive disadvantage relative to similar companies that have less debt; and

•we may be more vulnerable to adverse economic and industry conditions as a result of our significant debt level.
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
We will require substantial new capital to finance the future development and acquisition of assets and businesses. For example, our capital investments for 2025 reflected $5.6 billion of cash payments for capital projects, acquisitions and other investments. Based on information currently available, we expect our total organic capital investments for 2026, net of contributions from noncontrolling interests, to approximate $3.1 billion to $3.5 billion, which includes organic growth capital investments of $2.5 billion to $2.9 billion and sustaining capital expenditures of $580 million. Any limitations on our access to capital may impair our ability to execute this growth strategy. If our cost of debt or equity capital becomes too expensive, our ability to develop or acquire accretive assets will be limited. We also may not be able to raise the necessary funds on satisfactory terms, if at all.
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
One of the ways we intend to grow our business is through the construction of new midstream energy infrastructure assets. The construction of new assets involves numerous operational, regulatory, environmental, political, geopolitical, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital. These potential risks include, among other things, the following:
•we may be unable to complete construction projects on schedule or at the budgeted cost due to the unavailability of required construction personnel, the unavailability of or delays in obtaining necessary materials as a result of supply chain disruptions (including those caused by public health emergency restrictions or geopolitical events, such as the Russian invasion of Ukraine or ongoing conflicts in the Middle East), accidents, weather conditions or an inability to obtain necessary permits;
•we will not receive any material increase in operating cash flows until the project is completed, even though we may have expended considerable funds during the construction phase, which may be prolonged;
•we may construct facilities to capture anticipated future production growth in a region in which such growth does not materialize;
•since we are not engaged in the exploration for and development of crude oil or natural gas reserves, we may not have access to third-party estimates of reserves in an area prior to our constructing facilities in the area. As a result, we may construct facilities in an area where the reserves are materially lower than we anticipate;
•in those situations where we do rely on third-party reserve estimates in making a decision to construct assets, these estimates may prove inaccurate;
•the completion or success of our construction project may depend on the completion of a third-party construction project (e.g., a downstream crude oil refinery expansion or construction of a new petrochemical facility) that we do not control and that may be subject to numerous of its own potential risks, delays and complexities; and
•we may be unable to obtain rights-of-way to construct additional pipelines or the cost to do so may be uneconomical.
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
Our growth strategy includes making accretive acquisitions. From time to time, we evaluate and acquire additional assets and businesses that we believe complement our existing operations. We may be unable to successfully integrate and manage the businesses we acquire in the future. We may incur substantial expenses or encounter delays or other problems in connection with our growth strategy that could have a material adverse effect on our financial position, results of operations and cash flows. Moreover, acquisitions and business expansions involve numerous risks, such as:
•difficulties in the assimilation of the operations, technologies, services and products of the acquired assets or businesses;
•establishing the internal controls and procedures we are required to maintain under the Sarbanes-Oxley Act of 2002;
•managing relationships with new joint venture partners with whom we have not previously partnered;
•experiencing unforeseen operational interruptions or the loss of key employees, customers or suppliers;
•inefficiencies and complexities that can arise because of unfamiliarity with new assets and the businesses associated with them, including with their markets; and
•diversion of the attention of management and other personnel from day-to-day business to the development or acquisition of new businesses and other business opportunities.
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
We rely on our IT and OT systems, as well as systems of third-party vendors, to conduct our business. These systems include information used to operate our assets, as well as cloud-based services. These systems are subject to possible security breaches and cyber-attacks.
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
At December 31, 2025, we had $34.1 billion in principal amount of consolidated fixed-rate debt outstanding, including current maturities thereof. Additionally, at December 31, 2025, we had $582 million of variable-rate debt.
After increasing benchmark interest rates in 2022 and 2023, the Board of Governors of the Federal Reserve System lowered benchmark interest rates during 2024 and 2025, and such rates may fall further in 2026. However, should interest rates increase significantly, the amount of cash required to service our debt (including any future refinancing of our fixed-rate debt instruments) would increase. Additionally, from time to time, we may enter into interest rate swap arrangements, which could increase our exposure to variable interest rates. As a result, significant increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows.
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
In total, our pipeline integrity costs for the years ended December 31, 2025, 2024 and 2023 were $144 million, $126 million and $104 million, respectively. Of these annual totals, we charged $66 million, $70 million and $55 million to operating costs and expenses during the years ended December 31, 2025, 2024 and 2023, respectively. The remaining annual pipeline integrity costs were capitalized and treated as sustaining capital projects. We expect the cost of our pipeline integrity program, regardless of whether such costs are capitalized or expensed, to approximate $150 million for 2026.
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
Climate Change. Responding to reports regarding global warming and climate change matters, the U.S. Congress from time to time has considered and adopted legislation intended to reduce emissions of greenhouse gases or require fees related to greenhouse gas emissions or carbon taxes. In addition, certain states, including states in which our facilities or operations are located, have, individually or in regional cooperation, taken or proposed measures to reduce emissions of greenhouse gases. Various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for emissions reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content, have been considered and could result in additional actions involving greenhouse gases.

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
In addition to direct regulation of emissions as described above, there has been an expansion of requirements and incentives relating to reporting greenhouse gas emissions and other climate change-related matters. We currently file greenhouse gas emission reports for certain facilities and equipment subject to EPA reporting regulations. However, we do not publicly report our total direct or indirect greenhouse gas emissions, and it may not be feasible to quantify all types of emissions without relying on estimates. If we are required to determine comprehensively and report publicly our full direct and indirect greenhouse gas emissions, or certain other climate change-related matters, then such determinations and disclosures could entail significant costs and administrative burdens and be a source of potential liability and negative publicity. Alternatively, if we do not make such determinations or public disclosures, we may be prevented from operating or supplying products into certain markets or dealing with certain counterparties.
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
The directors and officers of our general partner and its affiliates have duties to manage our general partner in a manner that is beneficial to its members. At the same time, our general partner has duties to manage our partnership in a manner that is beneficial to us. Therefore, our general partner’s duties to us may conflict with the duties of its officers and directors to its members. Such conflicts may include, among others, the following:
•neither our partnership agreement nor any other agreement requires our general partner or EPCO to pursue a business strategy that favors us;
•decisions of our general partner regarding the amount and timing of asset purchases and sales, cash expenditures, borrowings, issuances of additional units, and the establishment of additional reserves in any quarter may affect the level of cash available to pay quarterly distributions to our unitholders;
•under our partnership agreement, our general partner determines which costs incurred by it and its affiliates are reimbursable by us;
•our general partner is allowed to resolve any conflicts of interest involving us and our general partner and its affiliates, and may take into account the interests of parties other than us, such as EPCO, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;
•any resolution of a conflict of interest by our general partner not made in bad faith and that is fair and reasonable to us is binding on the partners and is not a breach of our partnership agreement;
•affiliates of our general partner may compete with us in certain circumstances;
•our general partner has limited its liability and reduced its fiduciary duties and has also restricted the remedies available to our unitholders for actions that might, without the limitations, constitute breaches of fiduciary duty. As a result of purchasing our units, you are deemed to consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law;
•we do not have any employees and we rely solely on employees of EPCO and its affiliates;
•in some instances, our general partner may cause us to borrow funds in order to permit the payment of distributions;
•our general partner may cause us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, may be entitled to be indemnified by us;
•our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates; and
•our general partner decides whether to retain separate counsel, accountants or others to perform services for us.
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
Furthermore, if unitholders are dissatisfied with the performance of our general partner, they currently have no practical ability to remove our general partner or its officers or directors. Our general partner may not be removed except upon the vote of the holders of at least 60% of our outstanding units voting together as a single class. Since affiliates of our general partner currently own approximately 32.5% of our outstanding common units, the removal of Enterprise GP as our general partner is highly unlikely without the consent of both our general partner and its affiliates. As a result of this provision, the trading price of our common units may be lower than other forms of equity ownership because of the absence of a takeover premium in the trading price.
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
Over the last decade, legislative and regulatory changes and lower demand and related liquidity for midstream energy companies (including those structured as publicly traded partnerships), led to a number of publicly traded partnerships converting to corporations through mergers or voluntarily electing to be taxed as corporations, all of which have materially reduced the number of publicly traded partnerships and the total market capitalization and the depth of capital available for the publicly traded partnership sector.
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
•In November 2024 and January 2025, we received notices that the New Mexico Environment Department intended to pursue enforcement for alleged exceedances of emission limits, and alleged associated late emissions reports, at our recently acquired Pinon Midstream, LLC treating facility and compressor station on various occasions from 2021 through October 2024 (prior to our acquisition date).
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are listed on the NYSE under the ticker symbol EPD. As of January 31, 2026, there were approximately 1,565 unitholders of record of our common units. For information regarding our quarterly cash distributions to partners, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
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
The Partnership made quarterly PIK distributions to preferred unitholders in the first, second, third and fourth quarters of 2025 of 20,965, 21,345, 21,732 and 22,025 preferred units, respectively. With the exception of 95, 97 and 99 preferred units distributed to an unaffiliated third party in the first, second and third quarters of 2025, respectively, all of the PIK distributions made during 2025 were to OTA Holdings, Inc. (“OTA”), an indirect, wholly owned subsidiary of the Partnership,. The preferred units held by OTA are accounted for as treasury units in consolidation. For additional information regarding the preferred units, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
The issuances of preferred units as PIK distributions during the year ended December 31, 2025 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.
Other than as described above, there were no sales of unregistered equity securities during the fourth quarter of 2025.
Common Units Authorized for Issuance Under Equity Compensation Plan
See “Securities Authorized for Issuance Under Equity Compensation Plans” included under Part III, Item 12 of this annual report, which is incorporated by reference into this Item 5.
Issuer Purchases of Equity Securities
The following table summarizes our equity repurchase activity during the fourth quarter of 2025:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
October 2025	n/a	n/a	n/a	$3,612,544
November 2025	1,302,413	$31.30	1,302,413	$3,571,784
December 2025	280,925	$32.53	280,925	$3,562,647
Vesting of phantom unit awards:
November 2025 (2)	6,568	$30.54	n/a	n/a

(1)In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of the Partnership’s common units. In October 2025, we announced that the 2019 Buyback Program was increased to authorize the repurchase of up to $5 billion of the Partnership’s common units. Units repurchased under this program are cancelled immediately upon acquisition.
(2)Of the 25,214 phantom unit awards that vested in November 2025 and converted to common units, 6,568 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.

ITEM 6. RESERVED.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
For the Years Ended December 31, 2025, 2024 and 2023
The following discussion and analysis of our financial condition, results of operations and related information for the years ended December 31, 2025 and 2024, including applicable year-to-year comparisons, should be read in conjunction with our Consolidated Financial Statements and accompanying notes included under Part II, Item 8 of this annual report. Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).
Discussion and analysis of matters pertaining to the year ended December 31, 2023 and year-to-year comparisons between the years ended December 31, 2024 and 2023 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024 that was filed on February 28, 2025.
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
We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees. EPCO, together with its privately held affiliates, owned approximately 32.5% of the Partnership’s common units outstanding at December 31, 2025.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the year ended December 31, 2025 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.
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
Current Outlook
As noted previously, this annual report on Form 10-K, including this update to our outlook on business conditions, contains forward-looking statements that are based on our beliefs and those of Enterprise GP. In addition, it reflects assumptions made by us and information currently available to us, which includes forecast information published by third parties. See “Cautionary Statement Regarding Forward-Looking Information” within this Part II, Item 7 and “Risk Factors” in Part I, Item 1A, for additional information. The following information in this Current Outlook presents our current views on key midstream energy supply and demand fundamentals, and is qualified in all respects as forward-looking statements whether or not expressly qualified as such in particular sentences. All references to U.S. Energy Information Administration (“EIA”) forecasts and expectations are derived from its February 2026 Short-Term Energy Outlook (“February 2026 STEO”), which was published on February 10, 2026.
The level of services we provide and the amount of hydrocarbons we purchase and sell continue to be driven by supply and demand fundamentals for hydrocarbon products. These dynamics affect our financial position, results of operations and cash flows. Entering 2026, global liquid hydrocarbon markets have shifted into a modest surplus as non-Organization of the Petroleum Exporting Countries (“non-OPEC”) supply growth, together with the scheduled easing of OPEC and Russia (collectively, the “OPEC+” group) production cuts, have contributed to inventory builds and placed downward pressure on liquid hydrocarbon prices relative to levels seen during 2024 and 2025.
Against this backdrop, broader macroeconomic conditions remain a key determinant of hydrocarbon demand. Global economic growth, an important driver of demand, remains resilient but moderate. In its January 2026 World Economic Outlook, the International Monetary Fund (“IMF”) projects global economic growth of 3.3% in 2026 and 3.2% in 2027 as headline inflation continues to ease. The IMF notes that the U.S. remains a key contributor to near-term global growth amid ongoing technology investment, while Europe and other advanced economies are expected to experience more measured recoveries. The IMF projects China’s economy to grow by 4.5% in 2026 as ongoing government-driven fiscal support, along with relative stabilization in trade conditions, help mitigate the effects of longer-term structural challenges. Despite signs of resilience, the IMF continues to highlight risks associated with geopolitics, trade policy and uncertainty regarding productivity gains from artificial intelligence.
In addition to macroeconomic factors, policy developments and security considerations remain important factors affecting global energy markets. Sanctions, political instability affecting certain crude oil‑exporting countries and security risks in key shipping corridors have contributed to ongoing uncertainty in global trade flows and may influence the availability, cost and routing of hydrocarbon supplies to global markets.
The OPEC+ group, which controls over 79% of the world’s proven crude oil reserves (as reported in the OPEC Annual Statistical Bulletin 2025), continues to have significant influence on global balances. In 2024, the OPEC+ group announced that its baseline and first layer of voluntary cuts totaling 3.66 MMBPD would be extended well into 2025, and certain members agreed to extend the second layer of voluntary cuts of 2.2 MMBPD until the end of March 2025. Beginning in April 2025, the OPEC+ group began unwinding the second layer of voluntary cuts at a faster than announced pace, completing a full restoration of the 2.2 MMBPD by the fall of 2025. On February 1, 2026, eight OPEC+ group member nations agreed to maintain their pause of the ongoing restoration of the baseline cut and the first layer of voluntary cuts. The group reiterated that these volumes could still return to the market either partially or in full, but would happen only in a gradual manner depending on evolving market conditions. These OPEC+ group decisions will affect near-term balances and crude oil prices, which may influence the incentives for non-OPEC production throughout the world.

While these global factors shape the broader market, U.S. supply trends continue to play an important role. U.S. producers achieved a new crude oil production record of 13.6 MMBPD in 2025, with the Permian Basin remaining the primary contributor to supply growth. The EIA projects that 2026 U.S. crude oil output will be roughly flat due to softer prices and slower drilling activity, followed by a modest decline in 2027. As of January 29, 2026, the price of West Texas Intermediate (“WTI”) crude oil (as reported by New York Mercantile Exchange (“NYMEX”)) was $65.42 per barrel, largely in line with the 2025 calendar year average of $64.83 per barrel. The EIA expects WTI crude oil to average $53.42 per barrel in 2026, reflecting production growth outpacing consumption and inventory builds that are expected to persist into 2027.
The EIA expects Permian Basin crude oil production in 2026 and 2027 to remain largely unchanged from its record level of 6.6 MMBPD in 2025 as impacts from reduced rig counts are offset by increases in production efficiency out of maturing wells. Despite this forecast, we believe that natural gas and NGL production volumes will continue to grow due to rising gas-to-oil ratios (ratio of natural gas production to crude oil production) in the basin.
For natural gas, the EIA forecasts U.S. dry natural gas production to increase approximately 2% in 2026 to 110 Bcf/d, with additional growth of approximately 1% expected in 2027, driven primarily by Permian Basin and Haynesville growth supported by midstream additions. The price of natural gas, as measured by the NYMEX at Henry Hub, was $3.92 per MMBtu as of January 29, 2026, approximately 8% above the 2025 calendar year average of $3.62 per MMBtu. The EIA forecasts Henry Hub to average $4.31 per MMBtu in 2026, with prices expected to increase further in 2027 as LNG exports and power sector demand outpace supply growth. U.S. LNG remains the structural growth lever for gas demand, supported by incremental capacity additions including Plaquemines LNG, Corpus Christi Stage 3 and Golden Pass.
Additional data from the EIA reinforces these trends. In its February 2026 STEO, the EIA projects U.S. liquid fuels production to reach 23.7 MMBPD in 2026, an increase of approximately 0.1 MMBPD from 2025. Global production of liquid fuels is expected to average 107.9 MMBPD in 2026, up from 106.3 MMBPD in 2025. The EIA also forecasts U.S. marketed natural gas production to increase by approximately 2.5 Bcf/d in 2026 to 120.8 Bcf/d, with LNG exports growing by 1.4 Bcf/d to reach 16.4 Bcf/d for the year. On the demand side, the EIA forecasts that global liquids fuel consumption will increase from 103.6 MMBPD in 2025 to 104.8 MMBPD in 2026, driven primarily by growth from Southeast Asia and other non-Organization for Economic Cooperation and Development (“OECD”) countries.
We believe the fundamentals for crude oil and natural gas remain constructive, particularly in the U.S. and more so in the Permian Basin, supported by growing supply and sufficient export capacity necessary to satisfy rising global demand. The potential for additional sanctions on crude oil exports from Russia and Iran could further strengthen global demand for U.S. crude supplies. We also expect continued growth in global electricity demand, including incremental U.S. demand associated with industrial reshoring and new data centers, which should support natural gas-fired power generation over the medium to long-term. The global petrochemical industry is expected to remain challenged in 2026 due to oversupply, driven largely by China’s continued expansion of its petrochemical production capacity as it focuses on export manufacturing amid domestic economic pressures. This oversupply has led to the rationalization of petrochemical production capacity in Europe, Japan and other regions. Even with ongoing industry headwinds, U.S. petrochemical producers are expected to maintain a competitive advantage given their access to locally produced, lower-cost feedstocks and energy relative to their global peer group. Over the longer term, growth in overall energy demand, stemming from a rise in global populations, improved living standards and technological advancements, will require continued growth in the level of hydrocarbons produced, in addition to growth in alternative forms of energy, including wind and solar generation, where it can be produced cost-effectively without permanent subsidy.
We believe that these anticipated additions to hydrocarbon production and demand will create additional opportunities for us to provide midstream services to our customers while leveraging the strengths of our portfolio, which include:
•Our Assets – Our employees find innovative ways to optimize our large, integrated and diversified asset base both to provide incremental services to customers and to respond to market opportunities. Additional production volumes could lead to higher demand for processing, transportation, fractionation and export terminaling services. Our storage services provide valuable flexibility for customers seeking to balance supply and demand while enabling us to capture potential contango and other marketing opportunities. U.S. energy and feedstock advantages position our assets well to compete effectively for incremental production and processing volumes. To the extent a rising operating cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we proactively take to reduce the impact of inflation on our net operating results. These benefits include inflation-based revenue rate escalations, fuel and electricity rebills or surcharges, and increased volumetric throughput often achieved during periods of higher commodity prices.

•Our Quality Customers – We have contracted with a large number of high-quality customers in order to achieve revenue diversification. In 2025, our top 200 customers represented 96.7% of our consolidated revenues, and no single customer accounted for 10% or more of our consolidated revenues. Based on their year-end 2025 debt ratings, approximately 89% of revenues from these customers were attributable to companies that were investment grade rated or backed by letters of credit. Approximately 2% of the revenues from our top 200 customers were attributable to independent producers that are non-rated or sub-investment grade.
•Our Balance Sheet and Liquidity – We currently maintain investment grade credit ratings on EPO’s long-term senior unsecured debt of A-, A3 and A- by Standard and Poor’s, Moody’s and Fitch Ratings, respectively. Based on current market conditions, we believe that we have sufficient consolidated liquidity as of December 31, 2025, which was comprised of $4.2 billion of available borrowing capacity under EPO’s revolving credit facilities and $969 million of unrestricted cash on hand. As of December 31, 2025, approximately 98.3% of our debt portfolio is fixed-rate debt at a weighted-average cost of 4.7% and weighted-average maturity of 16.8 years.
•Our Access to Capital Markets – In 2025, EPO successfully issued $3.65 billion in aggregate principal amount of senior notes. Based on current market conditions, we believe we will have sufficient liquidity and access to debt capital markets to fund our operations, capital investments and the remaining principal amount of senior notes maturing over the next twelve months and beyond.
Recent Developments
Enterprise Announces Expansion and Extension of Bahia NGL Pipeline; ExxonMobil Acquires Joint Interest
In December 2025, we completed the sale of a 40% undivided interest in our Bahia NGL Pipeline to ExxonMobil, for cash proceeds of approximately $655 million.
The 550-mile Bahia NGL Pipeline, which began commercial operations in December 2025, has an initial capacity to transport up to 600 MBPD of NGLs from the Midland and Delaware basins of West Texas to our Mont Belvieu area fractionation and storage complex.
In addition, Enterprise and ExxonMobil plan to increase the pipeline’s capacity to 1.0 MMBPD by adding incremental pumping capacity and construct a 92-mile extension to ExxonMobil’s Cowboy natural gas processing plant in Eddy County, New Mexico (the “Cowboy Extension”). The Cowboy Extension will also connect to multiple Enterprise-owned processing facilities in the Delaware Basin. We will own a 30% undivided joint interest in the Cowboy Extension. The expansion and Cowboy Extension are expected to be completed in the fourth quarter of 2027. Enterprise will serve as operator of the combined system.
Issuance of Senior Notes in June 2025 and November 2025
In June 2025, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $500 million principal amount of senior notes due June 2028 (“Senior Notes LLL”), (ii) $750 million principal amount of senior notes due January 2031 (“Senior Notes MMM”) and (iii) $750 million principal amount of senior notes due January 2036 (“Senior Notes NNN”).
Senior Notes LLL were issued at 99.869% of their principal amount and have a fixed interest rate of 4.30% per year. Senior Notes MMM were issued at 99.816% of their principal amount and have a fixed interest rate of 4.60% per year. Senior Notes NNN were issued at 99.665% of their principal amount and have a fixed interest rate of 5.20% per year. Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of amounts outstanding under our commercial paper program.

In November 2025, EPO issued $1.65 billion aggregate principal amount of senior notes comprised of (i) $300 million principal amount of reopened Senior Notes LLL, (ii) $600 million principal amount of reopened Senior Notes MMM and (iii) $750 million principal amount of reopened Senior Notes NNN. The reopened Senior Notes LLL, reopened Senior Notes MMM and reopened Senior Notes NNN were issued at 100.630%, 100.693% and 101.185% of their respective principal amounts, plus accrued interest from June 20, 2025. Each of the reopened Senior Notes LLL, the reopened Senior Notes MMM and the reopened Senior Notes NNN constitutes a further issuance of, and forms a single series with, the original notes of the corresponding series issued in June 2025, and has the same terms as to interest, status, redemption or otherwise as such original notes. Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments and acquisitions, and the repayment of debt (including the repayment of all or a portion of $750 million principal amount of 5.05% Senior Notes FFF that matured in January 2026, $875 million principal amount of 3.70% Senior Notes PP that matured in February 2026 and amounts outstanding under our commercial paper program).
The Partnership guaranteed the senior notes issued in June 2025 and November 2025 through an unconditional guarantee on an unsecured and unsubordinated basis.
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

Selected Energy Commodity Price Data
The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

	Natural Gas, $/MMBtu	Ethane, $/gallon	Propane, $/gallon	Normal Butane, $/gallon	Isobutane, $/gallon	Natural Gasoline, $/gallon	Polymer Grade Propylene, $/pound	Refinery Grade Propylene, $/pound	Indicative Gas Processing Gross Spread $/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2024 by quarter:
1st Quarter	$2.25	$0.19	$0.84	$1.03	$1.14	$1.54	$0.55	$0.18	$0.43
2nd Quarter	$1.89	$0.19	$0.75	$0.90	$1.26	$1.55	$0.47	$0.21	$0.43
3rd Quarter	$2.15	$0.16	$0.73	$0.97	$1.08	$1.48	$0.53	$0.28	$0.39
4th Quarter	$2.79	$0.22	$0.78	$1.13	$1.12	$1.50	$0.42	$0.24	$0.39
2024 Averages	$2.27	$0.19	$0.78	$1.01	$1.15	$1.52	$0.49	$0.23	$0.41

2025 by quarter:
1st Quarter	$3.65	$0.27	$0.90	$1.06	$1.07	$1.53	$0.45	$0.33	$0.37
2nd Quarter	$3.44	$0.24	$0.78	$0.88	$0.93	$1.32	$0.38	$0.30	$0.30
3rd Quarter	$3.07	$0.23	$0.69	$0.86	$0.92	$1.30	$0.36	$0.28	$0.30
4th Quarter	$3.55	$0.27	$0.62	$0.84	$0.88	$1.24	$0.31	$0.22	$0.24
2025 Averages	$3.43	$0.25	$0.75	$0.91	$0.95	$1.35	$0.38	$0.28	$0.30

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
The weighted-average indicative market price for NGLs was $0.59 per gallon in 2025 compared to $0.60 per gallon in 2024.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI Crude Oil, $/barrel	Midland Crude Oil, $/barrel	Houston Crude Oil, $/barrel
	(1)	(2)	(2)
2024 by quarter:
1st Quarter	$76.96	$78.55	$78.85
2nd Quarter	$80.57	$81.73	$82.33
3rd Quarter	$75.10	$75.96	$76.51
4th Quarter	$70.27	$71.19	$71.72
2024 Averages	$75.73	$76.86	$77.35

2025 by quarter:
1st Quarter	$71.42	$72.52	$72.81
2nd Quarter	$63.87	$64.42	$64.65
3rd Quarter	$64.93	$65.76	$66.09
4th Quarter	$59.14	$59.77	$60.05
2025 Averages	$64.84	$65.62	$65.90

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
Impact of Inflation
Inflation rates in the U.S., which are generally influenced by a variety of macroeconomic and policy-related factors, have moderated from prior levels, but remain a relevant consideration for the overall cost environment. In addition, there is uncertainty of what effect, if any, trade tariffs and other policy actions may have on inflation in future periods. However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results. These benefits include: (1) provisions included in our long-term fee-based revenue contracts that offset cost increases in the form of rate escalations based on positive changes in the U.S. Consumer Price Index, Producer Price Index for Finished Goods or other factors; (2) provisions in other revenue contracts that enable us to pass through higher energy costs to customers in the form of gas, electricity and fuel rebills or surcharges; and (3) higher commodity prices, which generally enhance our results in the form of increased volumetric throughput and demand for our services. Additionally, we take measures to mitigate the impact of cost increases in certain commodities, including a portion of our electricity needs, using fixed-price, term purchase agreements, or financial derivatives. For these reasons, the increased cost environment, caused in part by inflation, has not had a material impact on our historical results of operations for the periods presented in this report. However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we receive.
See “Capital Investments” within this Part II, Item 7 for a discussion of the impact of inflation on our capital investment decisions. Additionally, see Part I, Item 1A “Risk Factors -Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.”

Income Statement Highlights
The following table summarizes the key components of our consolidated results of operations for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2025	2024
Revenues	$52,596	$56,219
Costs and expenses:
Operating costs and expenses:
Cost of sales	38,566	42,580
Other operating costs and expenses	4,287	4,004
Depreciation, amortization and accretion expenses	2,551	2,402
Asset impairment charges	50	57
Net losses (gains) attributable to asset sales and related matters	(14)	2
Total operating costs and expenses	45,440	49,045
General and administrative costs	251	244
Total costs and expenses	45,691	49,289
Equity in income of unconsolidated affiliates	361	408
Operating income	7,266	7,338
Other income (expense):
Interest expense	(1,401)	(1,352)
Other, net	34	49
Total other expense, net	(1,367)	(1,303)
Income before income taxes	5,899	6,035
Provision for income taxes	(23)	(65)
Net income	5,876	5,970
Net income attributable to noncontrolling interests	(62)	(69)
Net income attributable to preferred units	(4)	(4)
Net income attributable to common unitholders	$5,810	$5,897
Revenues
The following table presents each business segment’s contribution to consolidated revenues for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2025	2024
NGL Pipelines & Services:
Sales of NGLs and related products	$14,415	$17,397
Midstream services	2,901	2,879
Total	17,316	20,276
Crude Oil Pipelines & Services:
Sales of crude oil	19,560	20,389
Midstream services	1,201	1,191
Total	20,761	21,580
Natural Gas Pipelines & Services:
Sales of natural gas	2,355	1,458
Midstream services	1,812	1,546
Total	4,167	3,004
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	9,010	10,013
Midstream services	1,342	1,346
Total	10,352	11,359
Total consolidated revenues	$52,596	$56,219

Total revenues for 2025 decreased a net $3.6 billion when compared to 2024 primarily due to lower marketing revenues.
Revenues from the marketing of NGLs, crude oil and petrochemicals and refined products decreased a combined net $4.8 billion year-to-year primarily due to lower average sales prices, which accounted for a $7.9 billion decrease, partially offset by higher sales volumes, which accounted for a $3.1 billion increase. Revenues from the marketing of natural gas increased $897 million year-to-year primarily due to higher average sales prices.
Revenues from midstream services for 2025 increased a net $294 million when compared to 2024. Revenues from our NGL and natural gas transportation assets increased a combined $408 million year-to-year primarily due to higher demand for transportation services. Revenues from our natural gas processing facilities decreased $97 million year-to-year primarily due to lower market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services. Lastly, revenues from our octane enhancement and related plant operations decreased $32 million year-to-year primarily due to lower deficiency fee revenues.
For additional information regarding our revenues, see Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
Operating costs and expenses
Total operating costs and expenses for 2025 decreased a net $3.6 billion when compared to 2024.
Cost of sales
Cost of sales for 2025 decreased a net $4.0 billion when compared to 2024. The cost of sales associated with the marketing of NGLs and crude oil decreased a combined net $3.4 billion year-to-year primarily due to lower average purchase prices, which accounted for a $6.0 billion decrease, partially offset by higher volumes, which accounted for a $2.6 billion increase. The cost of sales associated with the marketing of petrochemicals and refined products decreased $985 million year-to-year primarily due to lower volumes, which accounted for a $691 million decrease, and lower average purchase prices, which accounted for an additional $294 million decrease. The cost of sales associated with the marketing of natural gas increased $346 million year-to-year primarily due to higher average purchase prices.
Other operating costs and expenses
Other operating costs and expenses increased $283 million year-to-year primarily due to higher employee compensation, utility, and rental costs.
Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense increased a combined $149 million year-to-year primarily due to higher depreciation expense on assets placed into full or limited service since the first quarter of 2024 (e.g., two natural gas processing trains and related gathering system expansions in the Permian Basin, the natural gas gathering system and treating facilities acquired in October 2024 through our acquisition of Pinon Midstream, LLC (“Pinon Midstream”) and the Neches River Terminal).
General and administrative costs
General and administrative costs for 2025 increased $7 million when compared to 2024 primarily due to higher employee compensation costs.
Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for 2025 decreased $47 million when compared to 2024 primarily due to lower earnings from investments in crude oil and NGL pipelines.
Operating income
Operating income for 2025 decreased $72 million when compared to 2024 due to the previously described year-to-year changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense
The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2025	2024
Interest charged on debt principal outstanding (1)	$1,557	$1,451
Impact of interest rate hedging program, including related amortization	(7)	(6)
Interest costs capitalized in connection with construction projects (2)	(182)	(121)
Other	33	28
Total	$1,401	$1,352

(1)The weighted-average interest rates on debt principal outstanding were 4.65% and 4.54% during the years ended December 31, 2025 and 2024, respectively.
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
Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $106 million year-to-year. This increase was primarily due to the issuance of $2.5 billion, $2.0 billion and $1.65 billion of fixed-rate senior notes in August 2024, June 2025 and November 2025, respectively, which accounted for a combined $142 million increase, partially offset by the retirement of $1.15 billion of fixed-rate senior notes in February 2025, which accounted for a $38 million decrease.
For information regarding our debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
Income taxes
Our income taxes are primarily comprised of our state tax obligations under the Revised Texas Franchise Tax (“Texas Margin Tax”). Our provision for income taxes for 2025 decreased $42 million when compared to 2024.
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
The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2025	2024
Gross operating margin by segment:
NGL Pipelines & Services	$5,559	$5,548
Crude Oil Pipelines & Services	1,501	1,646
Natural Gas Pipelines & Services	1,558	1,277
Petrochemical & Refined Products Services	1,436	1,547
Total segment gross operating margin (1)	10,054	10,018
Net adjustment for shipper make-up rights	(24)	(34)
Total gross operating margin (non-GAAP)	$10,030	$9,984

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income. For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part II, Item 7. The following table presents a reconciliation of operating income to total gross operating margin for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2025	2024
Operating income	$7,266	$7,338
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	2,477	2,343
Asset impairment charges in operating costs and expenses	50	57
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	(14)	2
General and administrative costs	251	244
Total gross operating margin (non-GAAP)	$10,030	$9,984

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
NGL Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2025	2024
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$1,507	$1,598
NGL pipelines, storage and terminals	3,169	2,988
NGL fractionation	883	962
Total	$5,559	$5,548

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	4,646	4,426
NGL marine terminal volumes (MBPD)	970	915
NGL fractionation volumes (MBPD)	1,706	1,667
Equity NGL-equivalent production volumes (MBPD) (1)	223	203
Fee-based natural gas processing volumes (MMcf/d) (2,3)	7,311	6,733

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
Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the year ended December 31, 2025 decreased $91 million when compared to the year ended December 31, 2024.

Gross operating margin from our NGL marketing activities decreased a net $94 million year-to-year primarily due to lower average sales margins, which accounted for a $167 million decrease, partially offset by higher sales volumes, which accounted for a $65 million increase, and higher mark-to-market earnings, which accounted for an additional $10 million increase.
Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $22 million year-to-year primarily due to lower average processing margins (including the impact of hedging activities). On a combined basis, fee-based natural gas processing volumes and equity NGL-equivalent production volumes decreased 40 MMcf/d and increased 2 MBPD, respectively, year-to-year.
Gross operating margin from our Midland Basin natural gas processing facilities increased a net $17 million year-to-year primarily due to higher fee-based natural gas processing volumes, which accounted for a $32 million increase, and a 5 MBPD increase in equity NGL-equivalent production volumes, which accounted for an additional $9 million increase, partially offset by higher operating costs, which accounted for a $24 million decrease. Fee-based natural gas processing volumes at our Midland Basin natural gas processing facilities increased 270 MMcf/d year-to-year primarily due to contributions from our Leonidas and Orion natural gas processing trains, which were placed into service in late first quarter of 2024 and the third quarter of 2025, respectively.
Gross operating margin from our Delaware Basin natural gas processing facilities increased a net $15 million year-to-year primarily due to higher fee-based natural gas processing volumes, which accounted for a $44 million increase, and a 5 MBPD increase in equity NGL-equivalent production volumes, which accounted for an additional $26 million increase, partially offset by lower average processing margins (including the impact of hedging activities), which accounted for a $41 million decrease, and higher operating costs, which accounted for an additional $14 million decrease. Fee-based natural gas processing volumes at our Delaware Basin natural gas processing facilities increased 282 MMcf/d year-to-year, primarily due to contributions from our Mentone 3 and Mentone West 1 natural gas processing trains, which were placed into service in late first quarter of 2024 and the third quarter of 2025, respectively.
NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets for the year ended December 31, 2025 increased $181 million when compared to the year ended December 31, 2024.
A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral Pipeline, Shin Oak NGL Pipeline, and Bahia NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines increased $85 million year-to-year primarily due to a 51 MBPD increase in transportation volumes, which accounted for a $55 million increase, and higher other revenues, which accounted for an additional $28 million increase.
Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $76 million year-to-year primarily due to a 65 MBPD increase in transportation volumes, which accounted for a $49 million increase, and higher average transportation fees, which accounted for an additional $31 million increase.
Gross operating margin from LPG-related activities at EHT decreased $135 million year-to-year primarily due to lower average loading fees, which accounted for a $123 million decrease, and higher operating costs, which accounted for an additional $11 million decrease. Gross operating margin at our Morgan’s Point and Neches River Export Terminals increased a combined $60 million year-to-year primarily due to higher ethane export volumes. The combined 60 MBPD year-to-year increase in ethane export volumes at these terminals included contributions from the first phase of our Neches River export facility, which was placed into service in July 2025. Gross operating margin from our related Houston Ship Channel Pipeline System increased $11 million year-to-year primarily due to a 54 MBPD increase in transportation volumes.
Gross operating margin from our Dixie Pipeline and related terminals increased $27 million year-to-year primarily due to higher average transportation fees, which accounted for a $13 million increase, and higher loading and other fee revenues, which accounted for an additional $14 million increase. Transportation volumes on our Dixie Pipeline increased 7 MBPD year-to-year.

Gross operating margin from our Tri-States NGL Pipeline increased $24 million year-to-year primarily due to a 9 MBPD increase in transportation volumes, which accounted for a $12 million increase, and higher average transportation fees, which accounted for an additional $7 million increase.
Gross operating margin from our Mont Belvieu area storage complex increased a net $19 million year-to-year primarily due to higher storage revenues, which accounted for a $32 million increase, partially offset by higher operating costs, which accounted for a $13 million decrease.
Gross operating margin from our South Texas NGL Pipeline System increased $14 million year-to-year primarily due to higher capacity reservation revenues, which accounted for an $8 million increase, and lower operating costs, which accounted for an additional $3 million increase. Transportation volumes on this system increased 16 MBPD year-to-year.
NGL fractionation
Gross operating margin from NGL fractionation during the year ended December 31, 2025 decreased $79 million when compared to the year ended December 31, 2024.
Gross operating margin from our Mont Belvieu area NGL fractionation complex decreased a net $52 million year-to-year primarily due to higher operating costs, which accounted for a $51 million decrease, and lower ancillary service revenues, which accounted for an additional $37 million decrease, partially offset by higher fractionation volumes, which accounted for a $29 million increase, and higher average fractionation fees, which accounted for an additional $7 million increase. NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex increased 38 MBPD primarily due to contributions from Frac 14, which was placed into service during the fourth quarter of 2025.
On a combined basis, gross operating margin from NGL fractionators other than our Mont Belvieu area complex decreased a net $24 million year-to-year primarily due to lower ancillary service revenues, which accounted for a $21 million decrease, and higher operating costs, which accounted for an additional $11 million decrease, partially offset by higher average fractionation fees, which accounted for an $8 million increase. NGL fractionation volumes from these NGL fractionators increased a combined 1 MBPD (net to our interest) year-to-year.
Crude Oil Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2025	2024
Segment gross operating margin	$1,501	$1,646

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,578	2,528
Crude oil marine terminal volumes (MBPD)	763	955
Gross operating margin from our Crude Oil Pipelines & Services segment for the year ended December 31, 2025 decreased $145 million when compared to the year ended December 31, 2024.
Gross operating margin from our Texas crude oil pipelines, related terminals and marketing activities (excluding the Seaway Pipeline) decreased a combined net $170 million year-to-year primarily due to lower average sales margins from marketing activities, which accounted for a $147 million decrease, lower mark-to-market earnings, which accounted for a $25 million decrease, lower transportation-related revenues, which accounted for a $21 million decrease, and higher operating costs, which accounted for an additional $17 million decrease, partially offset by a combined 59 MBPD (net to our interest) increase in crude oil transportation volumes, which accounted for a $48 million increase.
Gross operating margin from crude oil activities at EHT increased $29 million year-to-year primarily due to higher loading revenues, which accounted for a $15 million increase, and lower operating costs, which accounted for an additional $13 million increase. Crude oil marine terminal volumes at EHT decreased 168 MBPD year-to-year.

Natural Gas Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2025	2024
Segment gross operating margin	$1,558	$1,277

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	20,704	19,276
Gross operating margin from our Natural Gas Pipelines & Services segment for the year ended December 31, 2025 increased $281 million when compared to the year ended December 31, 2024.
Gross operating margin from our Delaware Basin Gathering System, which includes the natural gas gathering system acquired in October 2024 through our acquisition of Pinon Midstream, increased a net $86 million year-to-year primarily due to higher treating and other revenues, which accounted for a $71 million increase, a 603 BBtus/d increase in natural gas gathering volumes, which accounted for a $47 million increase, and higher average gathering fees, which accounted for an additional $17 million increase, partially offset by higher operating costs, which accounted for a $49 million decrease.
Gross operating margin from our Texas Intrastate System increased a net $76 million year-to-year primarily due to higher capacity reservation fees and other revenues, which accounted for a $74 million increase, and a 255 BBtus/d increase in transportation volumes, which accounted for an additional $12 million increase, partially offset by lower average transportation fees, which accounted for a $9 million decrease.
Gross operating margin from our natural gas marketing activities increased a net $65 million year-to-year primarily due to higher average sales margins, which accounted for a $68 million increase, and higher sales volumes, which accounted for an additional $12 million increase, partially offset by lower mark-to-market earnings, which accounted for a $15 million decrease.
Gross operating margin from our Midland Basin Gathering System increased a net $31 million year-to-year primarily due to a 364 BBtus/d increase in natural gas gathering volumes, which accounted for a $51 million increase, and higher other revenues, which accounted for an additional $8 million increase, partially offset by higher operating costs, which accounted for a $28 million decrease.
Gross operating margin from our Acadian Gas System increased $18 million year-to-year primarily due to a 231 BBtus/d increase in transportation volumes.

Petrochemical & Refined Products Services
The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2025	2024
Segment gross operating margin:
Propylene production and related activities	$458	$507
Butane isomerization and related operations	120	126
Octane enhancement and related plant operations	273	415
Refined products pipelines and related activities	385	287
Ethylene exports and related activities	122	142
Marine transportation and other services	78	70
Total	$1,436	$1,547

Selected volumetric data:
Propylene production volumes (MBPD)	116	112
Butane isomerization volumes (MBPD)	121	118
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	194	198
Octane enhancement and related plant sales volumes (MBPD) (1)	40	37
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	1,040	947
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	330	326

(1)Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Mont Belvieu area complex and our HPIB facility located adjacent to the Houston Ship Channel.
Propylene production and related activities
Gross operating margin from propylene production and related activities for the year ended December 31, 2025 decreased $49 million when compared to the year ended December 31, 2024.
On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities decreased a net $30 million year-to-year primarily due to higher operating costs, which accounted for a $76 million decrease, and lower average propylene sales margins, which accounted for an additional $32 million decrease, partially offset by higher propylene sales volumes, which accounted for a $61 million increase, and higher other revenues, which accounted for an additional $18 million increase. Propylene and associated by-product production volumes at these facilities increased a combined 3 MBPD.
Gross operating margin from our propylene pipeline systems decreased a combined $13 million year-to-year primarily due to a 10 MBPD decrease in transportation volumes, which accounted for a $4 million decrease, lower other revenues, which accounted for a $4 million decrease and lower average transportation fees, which accounted for an additional $3 million decrease.
Butane isomerization and related operations
Gross operating margin from butane isomerization and related operations decreased a net $6 million year-to-year primarily due to higher operating costs, which accounted for an $11 million decrease, partially offset by higher ancillary service revenues, which accounted for a $7 million increase.
Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations decreased a net $142 million year-to-year primarily due to lower average sales margins, which accounted for a $126 million decrease, lower deficiency revenues, which accounted for a $30 million decrease, and higher operating costs, which accounted for an additional $5 million decrease, partially offset by higher sales volumes, which accounted for a $21 million increase.
Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities for the year ended December 31, 2025 increased $98 million when compared to the year ended December 31, 2024.

Gross operating margin from our TE Products Pipeline System increased a net $61 million year-to-year primarily due to a 70 MBPD increase in transportation volumes, which accounted for a $56 million increase, higher other revenues, which accounted for a $19 million increase, and higher average transportation fees, which accounted for an additional $16 million increase, partially offset by higher operating costs, which accounted for a $30 million decrease.
Gross operating margin from our TW Products System increased $44 million year-to-year primarily due to the full start-up of the system, which was placed into service in stages during 2024 and was fully operational in October 2024.
Gross operating margin from our refined products marketing activities decreased $15 million year-to-year primarily due to lower average sales margins.
Ethylene exports and related activities
Gross operating margin from ethylene exports and related activities for the year ended December 31, 2025 decreased a net $20 million when compared to the year ended December 31, 2024 primarily due to lower deficiency fee revenues from our ethylene pipelines and ethylene export terminal, which accounted for a $21 million decrease, and higher operating costs, which accounted for an additional $14 million decrease, partially offset by a 4 MBPD increase in ethylene export volumes, which accounted for an $8 million increase, and higher storage and other revenues, which accounted for an additional $6 million increase.
Marine transportation and other services
Gross operating margin from marine transportation and other services increased a net $8 million year-to-year primarily due to higher average fees, which accounted for a $12 million increase, partially offset by higher operating costs, which accounted for a $5 million decrease.
Liquidity and Capital Resources
Based on current market conditions (as of the filing date of this annual report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future. At December 31, 2025, we had $5.2 billion of consolidated liquidity. This amount was comprised of $4.2 billion of available borrowing capacity under EPO’s revolving credit facilities and $969 million of unrestricted cash on hand.
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

	For the Year Ended December 31,
	2025	2024
Net cash flow provided by operating activities	$8,585	$8,115
Net cash flow used in investing activities	5,491	5,433
Net cash flow used in financing activities	2,687	2,164
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
The following information highlights significant year-to-year fluctuations in our consolidated cash flow amounts:
Operating activities
Net cash flow provided by operating activities for the year ended December 31, 2025 increased $470 million when compared to the year ended December 31, 2024 primarily due to changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments.
For information regarding significant year-to-year changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part II, Item 7.
Investing activities
Net cash flow used in investing activities for the year ended December 31, 2025 increased a net $58 million when compared to the year ended December 31, 2024 primarily due to:
•a $1.1 billion year-to-year increase in investments for property, plant and equipment (see “Capital Investments” within this Part II, Item 7 for additional information); partially offset by
•a net $949 million cash outflow in October 2024 in connection with the acquisition of Pinon Midstream; and
•a $68 million increase in proceeds from asset sales and other matters primarily attributable to the $60 million first installment payment received in December 2025 related to our sale of a 40% undivided joint interest in the Bahia NGL Pipeline.

Financing activities
Net cash flow used in financing activities for the year ended December 31, 2025 increased a net $523 million when compared to the year ended December 31, 2024 primarily due to:
•a net cash inflow of $2.5 billion related to debt transactions that occurred during the year ended December 31, 2025 compared to a net cash inflow of $3.1 billion related to debt transactions that occurred during the year ended December 31, 2024. In 2025, we issued $3.65 billion aggregate principal amount of senior notes, partially offset by the repayment of $1.15 billion principal amount of senior notes. In 2024 we issued $4.5 billion aggregate principal amount of senior notes, partially offset by the repayment of $850 million principal amount of senior notes and net repayments of $450 million under EPO’s commercial paper program;
•a $166 million year-to-year increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit;
•an $81 million year-to-year increase in the repurchase of common units under the 2019 Buyback Program; partially offset by
•a $400 million cash outflow during the first quarter of 2024 in connection with the acquisition of noncontrolling interests from affiliates of Western Midstream Partners, LP.
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

The following table summarizes our calculation of DCF and Operational DCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2025		2024
Net income attributable to common unitholders (GAAP) (1)	$5,810		$5,897
Adjustments to net income attributable to common unitholders to derive DCF and Operational DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	2,623		2,473
Cash distributions received from unconsolidated affiliates (2)	438		483
Equity in income of unconsolidated affiliates	(361)		(408)
Asset impairment charges	50		57
Change in fair market value of derivative instruments	16		(20)
Deferred income tax expense	46		45
Sustaining capital expenditures (3)	(620)		(667)
Other, net	(98)		(2)
Operational DCF (non-GAAP)	$7,904		$7,858
Proceeds from asset sales and other matters	82		14
Monetization of interest rate derivative instruments accounted for as cash flow hedges	14		(33)
DCF (non-GAAP)	$8,000		$7,839

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$4,752		$4,598

Cash distribution per common unit declared by Enterprise GP with respect to period (4)	$2.1750		$2.1000

Total DCF retained by the Partnership with respect to period (5)	$3,248		$3,241

Distribution coverage ratio (6)	1.7	x	1.7	x

(1)For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part II, Item 7.
(2)Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)See Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for information regarding our quarterly cash distributions declared with respect to the years indicated.
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
The following table presents a reconciliation of net cash flow provided by operating activities to DCF and Operational DCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2025	2024
Net cash flow provided by operating activities (GAAP)	$8,585	$8,115
Adjustments to reconcile net cash flow provided by operating activities to DCF and Operational DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	124	506
Sustaining capital expenditures	(620)	(667)
Distributions received from unconsolidated affiliates attributable to the return of capital	74	77
Net income attributable to noncontrolling interests	(62)	(69)
Other, net	(197)	(104)
Operational DCF (non-GAAP)	$7,904	$7,858
Proceeds from asset sales and other matters	82	14
Monetization of interest rate derivative instruments accounted for as cash flow hedges	14	(33)
DCF (non-GAAP)	$8,000	$7,839

Capital Investments
Since the beginning of 2025, we have placed into service two natural gas processing trains in the Permian Basin, the first phase of our Neches River Ethane / Propane Export Facility, an NGL fractionator (“Frac 14”) and associated DIB unit at our Mont Belvieu area NGL fractionation complex, the Bahia NGL Pipeline and the second phase of enhancements at our Morgan’s Point terminal. We have approximately $4.8 billion of growth capital projects scheduled to be completed by the end of 2027, including the following projects (including their respective scheduled completion dates):
•natural gas gathering, compression and treating expansion projects in the Delaware and Midland Basins (2026 and 2027);
•our second natural gas processing train at our Mentone West location in the Delaware Basin (first quarter of 2026);
•the second phase of our Neches River Ethane / Propane Export Facility located in Orange County, Texas (first half of 2026);
•the expansion of our LPG export capacity at EHT, including Ref 4 (fourth quarter of 2026);
•a ninth natural gas processing train (“Athena”) in the Midland Basin (fourth quarter of 2026); and
•the expansion and extension of the Bahia NGL Pipeline (fourth quarter of 2027).
Based on information currently available, we expect our total organic capital investments for 2026, net of contributions from noncontrolling interests, to approximate $3.1 billion to $3.5 billion, which reflects organic growth capital investments of $2.5 billion to $2.9 billion and sustaining capital expenditures of $580 million. In addition, we expect approximately $600 million in cash proceeds from asset sales and other matters during 2026, primarily from the second installment payment received in January 2026 related to the sale of a 40% undivided joint interest in our Bahia NGL Pipeline, which may be used to offset a portion of our forecasted organic growth capital investments.
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

The following table summarizes our capital investments for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2025	2024
Capital investments: (1)
Growth capital projects (2)	$4,393	$3,890
Sustaining capital projects (3)	595	654
Asset acquisitions (4)	632	–
Total	$5,620	$4,544

Cash used for business combinations, net of cash received (5)	$–	$949

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
(4)Amount for the year ended December 31, 2025 primarily represents the total cost of the acquisition of the Oxy natural gas gathering affiliate, which closed in August 2025. For additional information, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
(5)Amount for the year ended December 31, 2024 represents net cash used for the acquisition of Pinon Midstream, which closed in October 2024. For additional information, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
Comparison of Year Ended December 31, 2025 with Year Ended December 31, 2024
In total, investments in growth capital projects increased a net $503 million year-to-year primarily due to the following:
•higher investments in our Bahia NGL Pipeline (placed into service in December 2025), which accounted for a $393 million increase;
•higher investments in the construction of natural gas processing trains and related gathering system expansions in the Delaware and Midland Basins, which accounted for an additional $343 million increase; partially offset by
•lower investments in our TW Products System (placed into service in phases during 2024), which accounted for a $158 million decrease.
Investments attributable to sustaining capital projects decreased $59 million year-to-year primarily due to lower major maintenance activities performed at certain of our reaction-based plants (e.g., our PDH 1 and iBDH facilities) and fluctuations in timing and costs of pipeline integrity and similar projects.
Consolidated Debt
At December 31, 2025, the average maturity of EPO’s consolidated debt obligations was approximately 16.8 years. The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations and associated estimated cash payments for interest at December 31, 2025 for the years indicated (dollars in millions):

	Total	2026	2027	2028	2029	2030	Thereafter
Principal amount of debt obligations	$34,707	$1,625	$1,575	$1,800	$1,250	$1,250	$27,207
Estimated cash payments for interest (1)	$28,309	$1,578	$1,509	$1,477	$1,409	$1,354	$20,982

(1)Estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2025, the contractually scheduled maturities of such balances, and the applicable interest rates. Our estimated cash payments for interest are influenced by the long-term maturities of our $2.3 billion in junior subordinated notes (due June 2067 through February 2078). The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2025, as applicable, for each note through the respective maturity date.

In March 2025, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2025 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement. The March 2025 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2026. EPO expects to renew this credit agreement during the first quarter of 2026. As of December 31, 2025, there are no principal amounts outstanding under this new revolving credit agreement.
Also in March 2025, EPO amended its Multi-Year Revolving Credit Agreement (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”) to extend its maturity date from March 2028 to March 2030. The remaining material terms of the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, as amended, remain unchanged. As of December 31, 2025, there are no principal amounts outstanding under this revolving credit agreement.
In June 2025, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $500 million principal amount of senior notes due June 2028 (“Senior Notes LLL”), (ii) $750 million principal amount of senior notes due January 2031 (“Senior Notes MMM”) and (iii) $750 million principal amount of senior notes due January 2036 (“Senior Notes NNN”). Senior Notes LLL were issued at 99.869% of their principal amount and have a fixed interest rate of 4.30% per year. Senior Notes MMM were issued at 99.816% of their principal amount and have a fixed interest rate of 4.60% per year. Senior Notes NNN were issued at 99.665% of their principal amount and have a fixed interest rate of 5.20% per year. Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of amounts outstanding under our commercial paper program.
In November 2025, EPO issued $1.65 billion aggregate principal amount of senior notes comprised of (i) $300 million principal amount of reopened Senior Notes LLL, (ii) $600 million principal amount of reopened Senior Notes MMM and (iii) $750 million principal amount of reopened Senior Notes NNN. The reopened Senior Notes LLL, reopened Senior Notes MMM and reopened Senior Notes NNN were issued at 100.630%, 100.693% and 101.185% of their respective principal amounts, plus accrued interest from June 20, 2025. Each of the reopened Senior Notes LLL, the reopened Senior Notes MMM and the reopened Senior Notes NNN constitutes a further issuance of, and forms a single series with, the original notes of the corresponding series issued in June 2025, trades under the same CUSIP number as the applicable original notes, and has the same terms as to interest, status, redemption or otherwise as such original notes. Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments and acquisitions, and the repayment of debt (including the repayment of all or a portion of $750 million principal amount of 5.05% Senior Notes FFF that matured in January 2026, $875 million principal amount of 3.70% Senior Notes PP that matured in February 2026 and amounts outstanding under our commercial paper program).
For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
Credit Ratings
As of February 27, 2026, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, A3 from Moody’s and A- from Fitch Ratings. In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings. EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities. A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change. A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.
Product Purchase Commitments
The following table presents our unconditional product purchase commitments at December 31, 2025 for the years indicated (dollars in millions):

	Total	2026	2027	2028	2029	2030	Thereafter
Product purchase commitments	$7,175	$2,419	$2,420	$1,143	$761	$395	$37

We have unconditional, long-term product purchase commitments for NGLs and crude oil with third party suppliers. The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes. The preceding table presents our estimated future payment obligations under these contracts based on the contractual price in each agreement at December 31, 2025 applied to all future volume commitments. Actual future payment obligations may vary depending on prices at the time of delivery.
For additional information regarding our product purchase commitments, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
Enterprise Declares Cash Distribution for Fourth Quarter of 2025
On January 8, 2026, we announced that the Board declared a quarterly cash distribution of $0.55 per common unit, or $2.20 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the fourth quarter of 2025. The quarterly distribution was paid on February 13, 2026 to unitholders of record as of the close of business on January 30, 2026. The total amount paid was $1.2 billion, which includes $11 million for distribution equivalent rights on phantom unit awards.
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
The Partnership repurchased an aggregate 9,496,536 common units under the 2019 Buyback Program during the year ended December 31, 2025. The total cost of these repurchases, including commissions and fees, was $300 million. Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition. As of December 31, 2025, the remaining available capacity under the 2019 Buyback Program was $3.6 billion.
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
At December 31, 2025 and 2024, the net carrying value of our property, plant and equipment was $51.4 billion and $49.1 billion, respectively. We recorded $2.1 billion and $2.0 billion of depreciation expense during the years ended December 31, 2025 and 2024, respectively. For information regarding our property, plant and equipment, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
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
In 2025 and 2024, we recognized non-cash asset impairment charges attributable to assets other than goodwill totaling $50 million and $57 million, respectively. For information regarding impairment charges involving property, plant and equipment see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report. We did not recognize any impairment charges in connection with our equity-method investments during the years ended December 31, 2025 and December 31, 2024.

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
At December 31, 2025 and 2024, the carrying value of our customer relationship and contract-based intangible asset portfolio was $4.2 billion and $4.0 billion, respectively. We recorded $216 million and $207 million of amortization expense attributable to intangible assets during the years ended December 31, 2025 and 2024, respectively. For information regarding our intangible assets, see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
Methods We Employ to Measure the Fair Value of Goodwill and Related Assets
Our goodwill balance was $5.7 billion at December 31, 2025 and 2024. Goodwill, which represents the cost of an acquired business in excess of the fair value of its net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Goodwill impairment charges represent the amount by which a reporting unit’s carrying value (including its respective goodwill) exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.

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
We did not record any goodwill impairment charges during the year ended December 31, 2025. Based on our most recent goodwill impairment test at December 31, 2025, the estimated fair value of each of our reporting units was substantially in excess of its carrying value (i.e., by at least 10%).
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
Other Matters
Parent-Subsidiary Guarantor Relationship
The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”) (collectively, the “Guaranteed Debt”). If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At December 31, 2025, the total amount of Guaranteed Debt was $35.3 billion, which was comprised of $32.4 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes and $566 million of related accrued interest.
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
In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”). The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $54.9 billion at December 31, 2025. The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the year ended December 31, 2025 was $6.9 billion. Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership. EPO exercises control over the Non-Obligor Subsidiaries. We continue to believe that the consolidated financial statements of the Partnership presented under Item 8 of this annual report provide a more appropriate view of our credit standing. Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.
The following table presents summarized balance sheet information for the combined Obligor Group at December 31, 2025 (dollars in millions):

Selected asset information:
Current receivables from Non-Obligor Subsidiaries	$487
Other current assets	7,035
Long-term receivables from Non-Obligor Subsidiaries	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $54.9 billion	9,519

Selected liability information:
Current portion of Guaranteed Debt, including interest of $566 million	$2,190
Current payables to Non-Obligor Subsidiaries	1,344
Other current liabilities	4,416
Noncurrent portion of Guaranteed Debt, principal only	33,082
Noncurrent payables to Non-Obligor Subsidiaries	54
Other noncurrent liabilities	205

Mezzanine equity of Obligor Group:
Preferred units	$44
The following table presents summarized income statement information for the combined Obligor Group for the year ended December 31, 2025 (dollars in millions):

Revenues from Non-Obligor Subsidiaries	$16,128
Revenues from other sources	17,795
Operating income of Obligor Group	359
Net loss of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $6.9 billion	(1,082)
Related Party Transactions
For information regarding our related party transactions, see Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report as well as Part III, Item 13 of this annual report.

Income Taxes
During 2021, 2022 and 2024, the Internal Revenue Service (“IRS”) issued a Notice of Selection for Examination to EPO and the Partnership, respectively, stating that the IRS selected their 2019, 2020 and 2021 partnership tax returns for examination. These are routine compliance examinations of various items of income, gain, deductions, losses and credits of EPO and the Partnership during the years under examination.
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
At December 31, 2025, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas. For a summary of our portfolio of commodity derivative instruments outstanding, see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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
Natural gas marketing portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	December 31, 2025	January 30, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$5	$10	$(9)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	4	3	(19)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	6	17	1
NGL and refined products marketing, natural gas processing and octane enhancement portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	December 31, 2025	January 30, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$61	$91	$(4)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	24	32	(35)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	98	150	27
Crude oil marketing portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	December 31, 2025	January 30, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$19	$102	$(7)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(79)	1	(123)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	117	203	109
Commercial energy derivative portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2024	December 31, 2025	January 30, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(3)	$4	$(4)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	7	10	1
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(13)	(2)	(9)
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Section 302 and 906 Certifications
The required certifications of Messrs. Teague, Fowler and Boss under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this annual report (see Exhibits 31 and 32 under Part IV, Item 15 of this annual report).

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2025
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
Our management assessed the effectiveness of Enterprise Products Partners L.P.’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). This assessment included a review of the design and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on our assessment, we believe that, as of December 31, 2025, Enterprise Products Partners L.P.’s internal control over financial reporting is effective based on those criteria.
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
Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on February 27, 2026.

/s/ A. James Teague		/s/ W. Randall Fowler
Name:	A. James Teague	Name:	W. Randall Fowler
Title:	Co-Chief Executive Officer of Enterprise Products Holdings LLC	Title:	Co-Chief Executive Officer of Enterprise Products Holdings LLC

/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President and Chief Financial Officer of Enterprise Products Holdings LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Enterprise Products Holdings LLC and
Unitholders of Enterprise Products Partners L.P.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2025. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2026

ITEM 9B. OTHER INFORMATION.
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Enterprise GP adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management, administrative or operating functions. Pursuant to the administrative services agreement (“ASA”) with EPCO, these roles are performed by employees of EPCO, which are under the direction of the Board and executive officers of Enterprise GP. The executive officers of Enterprise GP are elected for one-year terms and may be removed, with or without cause, only by the Board. Our limited partners do not elect the officers or directors of Enterprise GP. The DD LLC Trustees, through their control of Enterprise GP, have the ability to elect, remove and replace at any time, the officers and directors of Enterprise GP. Each member of the Board of Enterprise GP serves until such member’s death, resignation or removal. The employees of EPCO who served as directors of Enterprise GP during 2025 were Ms. Duncan Williams and Messrs. Bachmann, Fowler, Teague and Weitzel.
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

Office of the Chairman
The Office of the Chairman is a management oversight group comprised of four individuals: Ms. Duncan Williams (as Chairman of the Board), Mr. Bachmann (as Vice Chairman of the Board), Mr. Teague (as Co-Chief Executive Officer (“Co-CEO”)) and Mr. Fowler (also as Co-CEO). The purpose of the Office of the Chairman is for the group to serve collectively as a liaison between the Board and senior management with respect to, and to provide the Chairman, Vice-Chairman and Co-CEOs a venue to discuss, certain matters including:
•our strategic direction (including business opportunities through organic growth and acquisitions);
•the vision, leadership and development of our management team;
•our business goals and operational performance; and
•strategies to preserve our financial strength.
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

Directors and Executive Officers of Enterprise GP
The following table sets forth the name, age and position of each of the directors, excluding advisory or honorary directors, and executive officers of Enterprise GP at February 27, 2026. Each executive officer holds the same respective office shown below in the managing member of EPO.

Name	Age	Position with Enterprise GP
Randa Duncan Williams (1,6)	64	Director and Chairman of the Board
Richard H. Bachmann (1,6)	73	Director and Vice Chairman of the Board
A. James Teague (1,6,7,8)	80	Director and Co-CEO
W. Randall Fowler (1,6,7,8)	69	Director and Co-CEO
Carin M. Barth (2,6)	63	Director
Murray E. Brasseux (4, 6)	77	Director
Rebecca G. Followill (4)	67	Director
James T. Hackett (2,3,6)	72	Director
William C. Montgomery (4,5)	64	Director
John R. Rutherford (2)	65	Director
Harry P. Weitzel (6,8)	61	Director and Executive Vice President, General Counsel and Secretary
Graham W. Bacon (8)	62	Executive Vice President and Chief Operating Officer
R. Daniel Boss (8)	50	Executive Vice President and Chief Financial Officer (“CFO”)
Michael C. Hanley (8)	42	Executive Vice President and Chief Commercial Officer
Christian M. Nelly (8)	50	Executive Vice President – Finance and Sustainability and Treasurer

(1)Member of Office of the Chairman
(2)Member of the Governance Committee
(3)Chairman of the Governance Committee
(4)Member of the Audit and Conflicts Committee
(5)Chairman of the Audit and Conflicts Committee
(6)Member of the Capital Projects Committee
(7)Co-Chairman of the Capital Projects Committee
(8)Executive officer
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
Ms. Barth is co-founder and President of LB Capital Inc., a private equity investment firm established in 1988. She currently serves on the following boards of directors: Black Stone Minerals, L.P., where she is lead director and Chair of the Audit Committee and Group 1 Automotive, Inc., where she is Chair of the Audit Committee. Additionally, Ms. Barth is a Senior Advisor at Mountain Capital Management, LLC. She also serves as a trustee of The Welch Foundation, a trustee of Memorial Hermann Foundation and an emeritus board member of the Ronald McDonald House of Houston.
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
Mrs. Followill is a petroleum engineer with 38 years of energy industry experience, including over 25 years providing analysis and assessing the valuations and competitiveness of public and private companies as a securities analyst. Mrs. Followill retired from U.S. Capital Advisors in May 2022, most recently serving as a Senior Managing Director. Prior to joining U.S. Capital Advisors in December 2010, Mrs. Followill served in senior roles at Tudor, Pickering, Holt, & Co. from 2007 to 2010, Howard Weil, Inc. from 2000 to 2007 and Merrill Lynch from 1997 to 2000. Mrs. Followill began her career as a reservoir engineer for Tenneco Oil Company. Mrs. Followill serves on the Industry Advisory Board for the Department of Petroleum Engineering at Texas A&M University, the board of the Texas A&M Petroleum Ventures Program and the advisory board of Third Gear Investments.
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
Mr. Rutherford is a private investor. Mr. Rutherford also serves on the board of directors of T.D. Williamson Holdings, LLC, a privately-owned pipeline field services company, on the board of trustees of the Teachers Retirement System of Texas and on the board of trustees of The Kinkaid School. In addition, Mr. Rutherford serves on the board of directors of the Navy Seal Foundation. Mr. Rutherford previously served as Executive Vice President (Strategic Planning, M&A and Business Development) of the general partner of Plains All American Pipeline, L.P. (“Plains”) and as a member of Plains’ executive committee from October 2010 through July 2015. Mr. Rutherford also served as a financial consultant to Plains from July 2015 through September 2018. His career includes over 20 years of investment banking experience as a mergers and acquisitions and strategic advisor to public and private energy companies, investment firms, management teams and boards of directors. Prior to joining Plains, Mr. Rutherford served as Managing Director of the North American Energy Practice of Lazard Freres & Company from 2007 until 2010. Prior to joining Lazard, he was a partner at Simmons & Company for over ten years.
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

Mr. Weitzel has extensive experience as an attorney, including over 24 years of practice as a commercial litigator in Texas and California prior to joining Enterprise. He has successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters. Mr. Weitzel has tried cases in state and federal courts, as well as arbitrations under the American Arbitration Association, JAMS and the International Chamber of Commerce. He has handled appeals in state and federal courts. Prior to joining us, Mr. Weitzel was a commercial litigation partner with Pepper Hamilton LLP in Irvine, California from October 2009 to December 2014.
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
Michael C. Hanley
Mr. Hanley was elected Executive Vice President and Chief Commercial Officer of Enterprise GP effective as of December 1, 2025. Mr. Hanley previously served as Senior Vice President (Hydrocarbon Marketing) from May 2022 to November 2025, Senior Vice President (Pipelines and Terminals) from September 2019 to April 2022, Vice President (Pipelines and Terminals) from June 2017 to August 2019, Vice President (NGL Marketing and Supply) from January 2016 to May 2017 and Vice President (Distribution Services) from December 2014 to December 2015. He has also served us in other leadership positions in NGL marketing and distribution. Mr. Hanley, who has nearly 20 years of experience in the energy industry, joined us in 2006.
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
Five of our directors are current employees of EPCO and officers of Enterprise GP or its affiliates. Each of these directors has significant experience in our industry as executive officers as well as other qualifications, attributes and skills. These include:
•for Ms. Duncan Williams, legal and community involvement with numerous charitable organizations, and active involvement in EPCO’s businesses, including ownership in and management of our businesses;
•for Mr. Teague, over 50 years of commercial management of midstream assets and marketing and trading activities, both for third parties and for us;
•for Mr. Fowler, over 26 years of experience with our midstream assets, including finance, accounting and investor relations and, for over 20 years, as a member of our executive management team;
•for Mr. Bachmann, over 40 years of experience with our midstream assets, including legal, regulatory, contracts and mergers and acquisitions and, for over 26 years, as a member of either EPCO’s or our executive management teams; and
•for Mr. Weitzel, approximately ten years of service as General Counsel of Enterprise GP (with responsibility for all our legal functions) and over 24 years of experience in Texas and California as a commercial litigator (before joining Enterprise), having successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters.
Our six outside voting directors also have significant experience in a variety of capacities, as well as other qualifications, attributes and skills. These include:
•for Ms. Barth, executive management experience in various financial and governance roles;
•for Mr. Brasseux, executive management experience in banking and finance as well as governance roles;
•for Mrs. Followill, executive management experience in the financial services industry (including in the areas of analysis and assessing the valuations and competitiveness of public and private companies in the energy industry);
•for Mr. Hackett, executive management of a major oil and gas exploration and production company;
•for Mr. Montgomery, executive management of both an investment banking firm and a private equity investment firm serving the global energy industry; and
•for Mr. Rutherford, executive management experience in the midstream energy industry (including in the areas of strategic planning, mergers and acquisitions, investment banking and finance).
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
NYSE Corporate Governance Listing Standards
On March 18, 2025, Mr. Teague certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards as of that date.

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

Summary Compensation Table
The following table presents total compensation amounts paid, accrued or otherwise expensed by us with respect to our (i) co-CEOs, (ii) CFO, (iii) three highest paid officers of our general partner, other than our principal executive and financial officers, who were serving in such capacity at December 31, 2025 and (iv) a former officer of our general partner who would have been among the three highest paid officers, other than our principal executive and financial officers, except that he had resigned prior to December 31, 2025. Collectively, these seven individuals were our “named executive officers” for 2025. To the extent such individuals were also named executive officers for 2024 and 2023, their total compensation for those years is presented as well.

Name and Principal Position	Year	Cash Salary ($)	Bonus ($)	Equity- Based Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
A. James Teague,	2025	$1,257,500	$4,000,000	$9,108,000	$1,630,098	$15,995,598
Co-CEO	2024	1,206,500	4,000,000	8,137,500	1,553,316	14,897,316
	2023	1,149,500	3,700,000	7,740,000	1,377,039	13,966,539

W. Randall Fowler,	2025	943,125	3,000,000	6,831,000	1,216,938	11,991,063
Co-CEO	2024	904,875	3,000,000	6,103,125	1,160,806	11,168,806
	2023	862,125	2,775,000	5,805,000	4,773,863	14,215,988

R. Daniel Boss,	2025	533,188	570,000	2,602,073	505,616	4,210,877
Executive Vice President and CFO	2024	500,333	522,500	2,418,938	507,382	3,949,153
	2023	454,812	498,750	2,842,115	1,437,564	5,233,241

Michael C. Hanley (3)	2025	373,833	400,000	4,329,400	239,258	5,342,491
Executive Vice President and
Chief Commercial Officer

Graham W. Bacon,	2025	643,750	900,000	2,484,000	530,116	4,557,866
Executive Vice President and	2024	618,750	825,000	2,362,500	578,079	4,384,329
Chief Operating Officer	2023	593,750	825,000	3,336,500	1,617,939	6,373,189

Christian M. Nelly,	2025	519,724	541,125	2,505,859	499,329	4,066,037
Executive Vice President – Finance	2024	485,063	516,750	2,329,031	503,625	3,834,469
and Sustainability and Treasurer	2023	457,031	502,125	2,695,631	960,132	4,614,919

Brent B. Secrest (4)	2025	240,545	–	2,434,320	5,283,274	7,958,139
Former Executive Vice President and	2024	593,750	700,000	2,283,750	561,595	4,139,095
Chief Commercial Officer	2023	563,750	700,000	3,185,200	1,588,794	6,037,744

(1)Amounts represent our estimated share of the aggregate grant date fair value of equity-based awards granted during each year presented. See “Grants of Equity-Based Awards in Fiscal Year 2025” within this Item 11 for information regarding awards granted in the year ended December 31, 2025.
(2)Amounts include (i) contributions in connection with funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on equity-based awards, (iii) the imputed value of life insurance premiums paid on behalf of the officer, (iv) employee retention payments and (v) other amounts.
(3)Mr. Hanley was elected Executive Vice President and Chief Commercial Officer effective December 1, 2025.
(4)Mr. Secrest served as our Executive Vice President and Chief Commercial Officer until his resignation on May 1, 2025. The amount presented under the column labeled “All Other Compensation” includes our share of the initial phase of Mr. Secrest’s Separation Payment (as defined under “Compensation Discussion and Analysis” within this Part III, Item 11), or $5,000,000. The Separation Payment was based on a number of factors, including, among others, his tenure at the Partnership and the number of equity awards he surrendered upon resignation.
Bonus amounts shown in the preceding table represent discretionary annual awards earned by each named executive officer with respect to the year presented. Bonus amounts are paid in cash in February of the following year (e.g., the bonus amount for 2025 was paid in February 2026).

The following table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2025:

Named Executive Officer	Contributions Under Funded, Qualified, Defined Contribution Retirement Plans	Distributions Paid On Equity-Based Awards (1)	Life Insurance Premiums	Other	Total All Other Compensation
A. James Teague	$42,000	$1,566,644	$13,596	$7,858	$1,630,098
W. Randall Fowler	31,500	1,174,983	6,286	4,169	1,216,938
R. Daniel Boss	36,575	460,759	1,442	6,840	505,616
Michael C. Hanley	38,500	195,391	660	4,707	239,258
Graham W. Bacon	42,000	477,800	4,356	5,960	530,116
Christian M. Nelly	37,538	454,544	1,480	5,767	499,329
Brent B. Secrest (2)	42,000	238,476	808	5,001,990	5,283,274

(1)Reflects aggregate cash payments made to the named executive officer and allocated to us in connection with distribution equivalent rights (“DERs”) issued in tandem with phantom unit awards.
(2)Mr. Secrest served as our Executive Vice President and Chief Commercial Officer until his resignation on May 1, 2025. The amount presented under the column labeled “Other” includes our share of the initial phase of Mr. Secrest’s Separation Payment, or $5,000,000. The Separation Payment was based on a number of factors, including, among others, his tenure at the Partnership and the number of equity awards he surrendered upon resignation.
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
For each of the three years ended December 31, 2025, the primary elements of compensation for the named executive officers consisted of annual cash base salary, a discretionary annual bonus, equity awards under long-term incentive arrangements and other compensation, including very limited perquisites. With respect to the annual periods presented in the Summary Compensation Table, EPCO’s compensation package for the named executive officers did not include any compensation elements based on targeted performance-based criteria other than as described with respect to the Employee Partnerships under the heading “Profits Interest Awards” in Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report. We believe that minimizing targeted performance-based criteria has the effect of discouraging excessive risk taking by our named executive officers.
Changes in the base salaries of our named executive officers during the three years ended December 31, 2025 were largely budget-driven and made consistent relative to increases in the base salaries of our other executive officers.

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
Additionally, in the past, each of our named executive officers were granted a “profits interest” award (in the form of Class B limited partner interests) in one or more Employee Partnerships, which function as long-term incentive arrangements for key employees of EPCO. If certain conditions were met, the employee participants in each Employee Partnership were entitled to (i) a residual profits interest in the assets of the Employee Partnership at liquidation, along with (ii) quarterly cash distributions. The residual profits distributed, if any, consisted of common units of Enterprise Products Partners L.P. owned by the Employee Partnership.
In March 2024, the Class B limited partner interests of EPD 2018 Unit IV L.P. (“EPD IV”), representing the last Employee Partnership in which one or more of our named executive officers participated, vested and each of Messrs. Boss, Bacon, Secrest and Nelly received a liquidating distribution of residual profits.
EPCO expects to continue its policy of paying for limited perquisites attributable to our named executive officers. EPCO also makes matching contributions under its defined contribution plans for the benefit of our named executive officers in the same manner as it does for other EPCO employees.
EPCO does not offer our named executive officers a defined benefit pension plan. Also, none of our named executive officers had nonqualified deferred compensation during the three years ended December 31, 2025.
Effective as of April 21, 2025, Mr. Hanley entered into a retention agreement with EPCO (the “Retention Agreement”). Pursuant to the Retention Agreement, Mr. Hanley will be entitled to a cash retention payment of $1,000,000, less any applicable withholding taxes on such payment (the “Retention Payment”), in a lump sum within a reasonable period following his completion of continuous active full-time employment with EPCO from April 21, 2025 through April 30, 2028 (the “Retention Period”), and provided that he maintains a satisfactory level of performance (the “Performance Requirement”) during the Retention Period, as determined at the sole discretion of the executive officers of EPCO.
Notwithstanding the foregoing, in the event of an involuntary termination of Mr. Hanley’s employment prior to the end of his Retention Period for specified reasons, including death, disability or termination of his employment by EPCO other than for “cause” (as defined in the Retention Agreement), Mr. Hanley will receive (or in the event of his death, his estate will receive), a cash payment equal to a pro-rata amount of his Retention Payment, determined based on the number of days he is employed during the Retention Period over the total number of days in such Retention Period (subject to meeting the Performance Requirement through his termination date). Any Retention Payment is in addition to any discretionary incentive compensation that EPCO or any of its affiliates may grant or have in place from time to time.

Effective as of May 1, 2025, in connection with Mr. Secrest’s resignation, Mr. Secrest and EPCO entered into a Separation Agreement (the “Separation Agreement”), in which EPCO agreed to pay to Mr. Secrest: (a) a “Separation Payment” in two phases, including (i) an initial cash payment of $5.0 million (which was payable in May 2025) and (ii) an additional cash payment of $11.5 million, payable within ten days after April 30, 2026; provided that Mr. Secrest satisfies certain “Conditions of Payment” (as described below), and (b) up to 12 months of medical benefits.
As used in the Separation Agreement, the “Conditions of Payment” refers to the following restrictions on Mr. Secrest’s employment for the 12-month period from May 1, 2025 through April 30, 2026 (the “Restricted Period”): Mr. Secrest shall not, during the Restricted Period, accept employment with, consult with, render services to, become associated with, or acquire a controlling ownership interest in any company in the oil and gas industry (collectively, the “Restricted Companies”) as a manager, supervisor, officer, director, or otherwise in a role in which any confidential information of the Partnership or its affiliates could be useful to any of the Restricted Companies. Failure to satisfy the Conditions of Payment shall result in immediate and automatic forfeiture of any and all rights to the unpaid portions of the Separation Payment. If Mr. Secrest dies within the Restricted Period and has continuously satisfied the Conditions of Payment up until the date of his death, then the payment described in clause (a)(ii) of the immediately preceding paragraph shall be tendered to the testamentary trustees under Mr. Secrest’s last will no later than ten (10) days following receipt of written notice of his death from such testamentary trustees.
Overview of Decision-Making Process Regarding Compensation of Named Executive Officers
A subcommittee of the Governance Committee of our general partner, the Incentive Plan Administration Subcommittee (the “IPA Subcommittee”), has final and ultimate decision-making authority with respect to all aspects of compensation of our Co-CEOs. The IPA Subcommittee, at its sole option and in its sole discretion, considers input and recommendations from the EPCO Trustees and EPCO’s Human Resources department in making its compensation decisions for our Co-CEOs. The current members of the IPA Subcommittee are Ms. Barth, Mr. Hackett and Mr. Rutherford, all of whom are “Non-Employee Directors” (as defined in SEC Rule 16b-3).
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
In making compensation decisions, EPCO considers market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, relevant compensation surveys and reports. These surveys and reports are conducted and prepared by third party compensation consultants. In 2025, EPCO engaged Meridian Compensation Partners, LLC (the “Consultant”) to complete a detailed review of executive compensation relative to our industry. In connection with this review, the Consultant provided comparative market data on compensation practices and programs for executive level positions based on an analysis of industry participants. The market data for industry participants included information from Dominion Energy, Inc.; Enbridge Inc.; Energy Transfer LP; Kinder Morgan Inc.; MPLX LP; ONEOK, Inc.; Plains All American Pipeline, L.P.; Targa Resources Corporation; The Williams Companies, Inc.; and TC Energy Corporation.
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
With the exception of Messrs. Fowler, Boss and Nelly, each of our named executive officers devoted all of their time to our consolidated businesses during the years ended December 31, 2025, 2024 and 2023. On average, Mr. Fowler devoted approximately 75% of his time to our consolidated businesses during this three-year period, with the remainder of his time allocated to EPCO and its privately held affiliates. On average, Mr. Boss devoted approximately 95% of his time to our consolidated businesses during this three-year period, with the remainder of his time allocated to EPCO and its privately held affiliates. On average, Mr. Nelly devoted approximately 97.5% of his time to our consolidated businesses during this three-year period, with the remainder of his time allocated to EPCO and its privately held affiliates.
Grants of Equity-Based Awards in Fiscal Year 2025
The following table presents information concerning each grant of an equity-based award in 2025 to a named executive officer for which we will be allocated our pro rata share of the related cost under the ASA.

Award Type/Named Executive Officer	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Equity- Based Awards ($) (1)
		Threshold (#)	Target (#)	Maximum (#)
Phantom unit awards: (2)
A. James Teague	2/10/25	–	275,000	–	$9,108,000
W. Randall Fowler	2/10/25	–	275,000	–	6,831,000
R. Daniel Boss	2/10/25	–	82,700	–	2,602,073
Michael C. Hanley	2/10/25	–	32,500	–	1,076,400
	12/01/25	–	100,000	–	3,253,000
Graham W. Bacon	2/10/25	–	75,000	–	2,484,000
Christian M. Nelly	2/10/25	–	77,600	–	2,505,859

(1)Amounts presented reflect that portion of grant date fair value allocable to us based on the estimated percentage of time each named executive officer spent on our consolidated business activities during 2025. Based on current allocations, we estimate that the compensation expense we record for each named executive officer with respect to these awards will equal these amounts over time.
(2)The grant date fair value presented for the phantom unit awards is based, in part, on the closing prices of our common units on February 10, 2025 and December 1, 2025 of $33.12 per unit and $32.53 per unit, respectively.
Awards granted to Mr. Secrest in February 2025 were cancelled in connection with his resignation in May 2025.
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

Phantom unit awards
Phantom unit awards allow recipients to acquire our common units (at no cost to the recipient apart from fulfilling service and other conditions) once a defined vesting period expires, subject to customary forfeiture provisions. Phantom unit awards generally vest at a rate of 25% per year beginning one year after the grant date; provided, with respect to the awards granted to Mr. Hanley in December 2025, such awards (for 100,000 phantom units) are scheduled to vest in February 2030. Each phantom unit award includes a tandem DER, which entitles the holder to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid to our common unitholders.
Vesting of Equity-Based Awards in 2025
The following table presents the vesting of phantom unit awards to our named executive officers during the year ended December 31, 2025. These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
Named Executive Officer	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($)
A. James Teague:
Vesting of phantom unit awards (2)	281,250	$9,483,750
W. Randall Fowler:
Vesting of phantom unit awards (2)	281,250	$9,483,750
R. Daniel Boss:
Vesting of phantom unit awards (2)	89,125	$3,005,295
Michael C. Hanley:
Vesting of phantom unit awards (2)	36,875	$1,243,425
Graham W. Bacon:
Vesting of phantom unit awards (2)	95,000	$3,203,400
Christian M. Nelly:
Vesting of phantom unit awards (2)	87,625	$2,954,715
Brent B. Secrest:
Vesting of phantom unit awards (2)	94,250	$3,178,110

(1)Represents the gross number of Partnership common units acquired upon vesting of phantom unit awards, before adjustments for associated tax withholdings.
(2)Value realized on vesting of the phantom unit awards determined by multiplying the gross number of Partnership common units received by the closing price of our common units on the date of vesting.

Equity-Based Awards Outstanding at December 31, 2025
The following information summarizes each named executive officer’s long-term incentive awards outstanding at December 31, 2025. These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
Award Type/Named Executive Officer	Number of Units That Have Not Vested (#) (1)	Market Value of Units That Have Not Vested ($) (2)
Phantom unit awards: (3)
A. James Teague	723,750	$23,203,425
W. Randall Fowler	723,750	23,203,425
R. Daniel Boss	222,950	7,147,777
Michael C. Hanley	189,375	6,071,363
Graham W. Bacon	216,250	6,932,975
Christian M. Nelly	213,350	6,840,001

(1)Represents the total number of phantom unit awards outstanding for each named executive officer.
(2)With respect to amounts presented for phantom unit awards, the market values were derived by multiplying the total number of awards outstanding for the named executive officer by the closing price of Partnership common units on December 31, 2025 (the last trading day of 2025) of $32.06 per unit.
(3)Of the 2,289,425 phantom unit awards presented in the table, the vesting schedule is as follows: 877,075 in 2026; 669,575 in 2027; 438,325 in 2028, 204,450 in 2029, and 100,000 in 2030.
Phantom unit awards
For a description of phantom unit awards, see “Grants of Equity-Based Awards in Fiscal Year 2025” within this Item 11.
Potential Payments Upon Termination or Change-in-Control
None of the named executive officers have any employment agreements that call for the payment of termination or severance benefits or provide for any payments in the event of a change in control of Enterprise GP.
EPCO has entered into a Retention Agreement with Mr. Hanley, which is described under “Compensation Discussion and Analysis” within this Part III, Item 11. The Retention Agreement provides that, in the event of an involuntary termination of Mr. Hanley’s employment prior to the end of his Retention Period for specified reasons, including death, disability or termination of his employment by EPCO other than for “cause” (as defined in the Retention Agreement), Mr. Hanley will receive (or in the event of his death, his estate will receive), a cash payment equal to a pro-rata amount of his Retention Payment, determined based on the number of days he is employed during the applicable Retention Period over the total number of days in such Retention Period (subject to meeting the Performance Requirement through his termination date).
EPCO has entered into a Separation Agreement with Mr. Secrest, which is described under “Compensation Discussion and Analysis” within this Part III, Item 11. Under the Separation Agreement, EPCO agreed to pay to Mr. Secrest: (a) a “Separation Payment” in two phases, including (i) an initial cash payment of $5.0 million (which was payable in May 2025) and (ii) an additional cash payment of $11.5 million, payable within ten days after April 30, 2026; provided that Mr. Secrest satisfies certain “Conditions of Payment” (as described above), and (b) up to 12 months of medical benefits.
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

Compensation Committee Report
We do not have a separate compensation committee. In addition, we do not directly employ or compensate our named executive officers. Rather, under the ASA, we reimburse EPCO for the compensation of our executive officers. As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2025 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs and the IPA Subcommittee.
In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2025.
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
Compensation Committee Interlocks and Insider Participation
None of the directors or executive officers of Enterprise GP served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2025. As previously noted, we do not have a separate compensation committee. As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2025 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs and the IPA Subcommittee.
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
Pay Ratio Disclosure
The median of the total annual compensation of all employees of EPCO, other than our Co-CEOs, was $180,077 for the year ended December 31, 2025 (the “fiscal 2025 median total annual compensation”). Mr. Teague and Mr. Fowler served as Co-CEOs of Enterprise GP during the year ended December 31, 2025. Mr. Teague’s fiscal 2025 annual total compensation was $15,995,598 and Mr. Fowler’s fiscal 2025 annual total compensation allocated to us was $11,991,063. The ratio of the fiscal 2025 median total annual compensation to Mr. Teague’s fiscal 2025 annual total compensation was 89:1. The ratio of the fiscal 2025 median total annual compensation to Mr. Fowler’s fiscal 2025 annual total compensation was 67:1.
The fiscal 2025 median total annual compensation was determined as follows:
•First, a list was prepared of all active EPCO employees, excluding Mr. Teague, Mr. Fowler and those on long-term disability, that devote all or a substantial portion of their time to our consolidated businesses and affairs. This list was based on employee information as of December 31, 2025. There are 7,944 EPCO personnel who spend all or a substantial portion of their time engaged in our business.

•Second, basic wage data for each active EPCO employee, excluding Mr. Teague, Mr. Fowler and those on long-term disability, was extracted from Form W-2 information provided to the Internal Revenue Service for fiscal 2025. This information was then sorted and the employee who earned the median compensation (the “median employee”) was selected from the list.
•Third, once the median employee was selected, his or her respective total annual compensation for 2025 was determined using the same method used to determine Mr. Teague’s and Mr. Fowler’s total annual compensation for 2025 as presented in the Summary Compensation Table within this Part III, Item 11.
Director Compensation
For the year ended December 31, 2025, each of the independent voting directors of Enterprise GP received the following compensation:
•a $90,000 annual cash retainer and an annual grant of the Partnership’s common units having a fair market value of $90,000, based on the closing price of such common units on the trading day immediately preceding grant date;
•a $2,500 per meeting cash fee for attendance at each meeting of the Board (other than a quarterly Board meeting);
•a $2,500 per meeting cash fee for attendance at each meeting of a committee or subcommittee of which such director is a member (other than any committee or subcommittee meeting that occurs on the same day as (i) a Board meeting and/or (ii) a previous meeting of a committee or subcommittee of which such director is a member);
•if the individual served as a chairman of the Audit and Conflicts Committee, an additional $25,000 annual cash retainer; and
•if the individual served as a chairman of the Governance Committee, an additional $20,000 annual cash retainer.
The compensation program for independent voting directors for 2026 is expected to be the same as 2025.
We bear all costs attributable to the compensation of independent voting directors of Enterprise GP. The following table summarizes compensation paid to these directors in 2025:

Independent Voting Director	Fees Earned or Paid in Cash ($)	Value of Equity-Based Awards ($)	Total ($)
Carin M. Barth	$92,500	$90,000	$182,500
Murray E. Brasseux	102,500	90,000	192,500
Rebecca G. Followill	102,500	90,000	192,500
James T. Hackett (1)	112,500	90,000	202,500
William C. Montgomery (2)	127,500	90,000	217,500
John R. Rutherford	92,500	90,000	182,500

(1)Mr. Hackett serves as chairman of the Governance Committee.
(2)Mr. Montgomery serves as chairman of the Audit and Conflicts Committee.
Mr. Snell received $150,000 in cash for his services as an advisory director in 2025. Mr. Andras received $20,000 in cash for his services as an honorary director in 2025. Neither we nor Enterprise GP provide additional compensation to employees of EPCO for their services as voting directors of Enterprise GP. The employees of EPCO who served as voting directors of Enterprise GP in 2025 were Ms. Duncan Williams and Messrs. Bachmann, Teague, Fowler and Weitzel.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED UNITHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information as of February 16, 2026, regarding each person known by Enterprise GP to beneficially own more than 5% of our limited partner units:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Randa Duncan Williams (1)	Common Units	702,563,034	32.5%
1100 Louisiana Street, 10th Floor
Houston, Texas 77002

(1)For a detailed listing of the ownership amounts that comprise Ms. Duncan Williams’ total beneficial ownership of the Partnership’s common units, see the table presented in the following section, “Security Ownership of Management,” within this Part III, Item 12.
Ms. Duncan Williams is a DD LLC Trustee and an EPCO Trustee. Ms. Duncan Williams is also currently Chairman and a director of EPCO and Chairman of the Board and a director of Enterprise GP. Ms. Duncan Williams disclaims beneficial ownership of the limited partner units beneficially owned by the EPCO Trustees, except to the extent of her voting and dispositive interests in such units.
Security Ownership of Management
The following tables set forth certain information regarding the beneficial ownership of the Partnership’s common units, as of February 16, 2026 by (i) the current directors of Enterprise GP; (ii) our named executive officers for 2025; and (iii) the current directors and executive officers (including named executive officers) of Enterprise GP as a group. All beneficial ownership information has been furnished by the respective directors and executive officers. Each person has sole voting and dispositive power over the securities shown unless indicated otherwise.

	Positions with Enterprise GP at February 16, 2026	Amount and Nature Of Beneficial Ownership	Percent of Class
Randa Duncan Williams:	Director and Chairman of the Board
Units controlled by EPCO Voting Trust:
Through EPCO		74,754,703	3.5%
Through EPCO Holdings, Inc.		604,549,004	28.0%
Units controlled by Alkek and Williams, Ltd.		650,118	*
Units controlled by Chaswil, Ltd.		108,191	*
Units controlled by family trusts (1)		21,070,498	*
Units owned personally (2)		1,430,520	*
Total for Randa Duncan Williams		702,563,034	32.5%

* Represents a beneficial ownership of less than 1% of class
(1)The number of common units presented for Ms. Duncan Williams includes common units held by family trusts for which she serves as a director of an entity trustee but has disclaimed beneficial ownership (except to the extent of her pecuniary interest therein).
(2)The number of common units presented for Ms. Duncan Williams includes 9,090 common units held by her spouse and 4,040 common units held jointly with her spouse.
EPCO and its privately held affiliates have pledged 59,976,464 of our common units that they own as security under their credit facilities. These credit facilities include customary provisions regarding potential events of default. As a result, a change in ownership of these units could result if an event of default ultimately occurred.

		Common Units
	Positions with Enterprise GP at February 16, 2026	Amount and Nature Of Beneficial Ownership	Percent of Class
Richard H. Bachmann	Director and Vice Chairman of the Board	2,270,826	*
A. James Teague (1,2)	Director and Co-CEO	3,205,351	*
W. Randall Fowler (1,3)	Director, Co-CEO	2,515,248	*
Carin M. Barth (4)	Director	107,030	*
Murray E. Brasseux (5)	Director	44,327	*
Rebecca G. Followill (6)	Director	14,815	*
James T. Hackett (7)	Director	311,267	*
William C. Montgomery	Director	139,480	*
John R. Rutherford (8)	Director	186,146	*
Harry P. Weitzel	Director and Executive Vice President, General Counsel and Secretary	315,348	*
R. Daniel Boss (1)	Executive Vice President and CFO	349,048	*
Graham W. Bacon (1)	Executive Vice President and Chief Operating Officer	676,476	*
Michael C. Hanley (1)	Executive Vice President and Chief Commercial Officer	158,058	*
Christian M. Nelly (1,9)	Executive Vice President – Finance and Sustainability and Treasurer	340,278	*
Brent B. Secrest (1,10)	Former Executive Vice President and Chief Commercial Officer	395,029	*
All directors and executive officers (including all named executive officers) of Enterprise GP, as a group (16 individuals in total)		713,591,761	33.0%

* Represents a beneficial ownership of less than 1% of class
(1)These individuals are named executive officers for the year ended December 31, 2025.
(2)The number of common units presented for Mr. Teague includes (i) 74,911 common units held by a trust, (ii) 41,155 common units held by his spouse and (iii) 6,060 common units held by minor children.
(3)The number of common units presented for Mr. Fowler includes (i) 708,419 common units held by a family limited partnership (for which he has disclaimed beneficial ownership except to the extent of his pecuniary interest) and (ii) 2,339 common units held by his spouse.
(4)The number of common units presented for Ms. Barth includes 19,050 common units held for the benefit of her parents (for which she has disclaimed beneficial ownership except to the extent of her pecuniary interest).
(5)The number of common units presented for Mr. Brasseux includes 2,882 common units held by his spouse.
(6)The number of common units presented for Mrs. Followill includes 1,200 common units held for the benefit of her mother-in-law (for which she has disclaimed beneficial ownership except to the extent of her pecuniary interest).
(7)The number of common units presented for Mr. Hackett includes (i) 10,215 common units held by family trusts and (ii) 34,897 common units held by a family limited partnership.
(8)The number of common units presented for Mr. Rutherford includes 10,000 common units held by family trusts (for which he has disclaimed beneficial ownership except to the extent of his pecuniary interest).
(9)The number of common units presented for Mr. Nelly includes approximately 20,000 common units held for the benefit of his mother-in-law (for which he has disclaimed beneficial ownership except to the extent of his pecuniary interest).
(10)The ownership information presented is based on Mr. Secrest’s reported holdings of our common units immediately prior to his resignation. Mr. Secrest resigned effective May 1, 2025.

Equity Ownership Guidelines
In order to further align the interests and actions of Enterprise GP’s directors and executive officers with our long-term interests and those of Enterprise GP and other unitholders, the Board has adopted and approved certain equity ownership guidelines for Enterprise GP’s directors and executive officers. Under these guidelines:
•each non-management director of Enterprise GP is required to own our common units having an aggregate value (as defined in the guidelines) of three times the dollar amount of such non-management director’s aggregate annual cash retainer for service on the Board for the most recently completed calendar year; and
•each executive officer of Enterprise GP is required to own our common units having an aggregate value (as defined in the guidelines) of three times the dollar amount of such executive officer’s aggregate annual base salary for the most recently completed calendar year.

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
The following table sets forth certain information regarding the 2008 Plan as of January 1, 2026.

Plan Category	Number of Units to Be Issued Upon Exercise of Outstanding Common Unit Options	Weighted- Average Exercise Price of Outstanding Common Unit Options	Number of Units Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
2008 Plan (1)	–	–	97,704,053
Equity compensation plans not approved by unitholders:
None	–	–	–
Total for equity compensation plans	–	–	97,704,053

(1)At December 31, 2025, the total number of common units authorized for issuance under the 2008 Plan was 165,000,000 common units.
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

Our Audit and Conflicts Committee is comprised of three independent directors: Mrs. Followill and Messrs. Brasseux and Montgomery. In accordance with its charter, the Audit and Conflicts Committee reviews and approves related party transactions:
•pursuant to our partnership agreement or the limited liability company agreement of Enterprise GP, as such agreements may be amended from time to time, including without limitation for the purpose of obtaining “Special Approval” (as described below);
•in which an officer or director of Enterprise GP or any of our subsidiaries, or an immediate family member of such an officer or director, has an interest that is financially material to such officer, director or immediate family member (as applicable) or is otherwise a named party;
•when requested to do so by management or the Board;
•in accordance with and to the extent required under Rule 314.00 of the Listed Company Manual of the NYSE;
•with a value of $5 million or more (unless such transaction is equivalent to an arm’s length transaction with a third party); or
•that it may otherwise deem appropriate from time to time.
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
The Audit and Conflicts Committee (in connection with its Special Approval process) may consider the following when resolving conflicts of interest:
•the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest;

•the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us);
•any customary or accepted industry practices and any customary or historical dealings with a particular party;
•any applicable generally accepted accounting or engineering practices or principles;
•the relative cost of capital of the parties involved and the consequent rates of return to the equity holders of such parties; and
•such additional factors as the Audit and Conflicts Committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.
The level of review and work performed by the Audit and Conflicts Committee with respect to a given transaction varies depending upon the nature of the transaction and the scope of the Audit and Conflicts Committee’s obligation. Examples of functions the Audit and Conflicts Committee may, as it deems appropriate, perform in the course of reviewing a transaction include, but are not limited to:
•assessing the business rationale for the transaction;
•reviewing the terms and conditions of the proposed transaction, including consideration and financing requirements, if any;
•assessing the effect of the transaction on our results of operations, financial condition, cash available for distribution, properties or prospects;
•conducting due diligence, including interviews and discussions with management and other representatives and reviewing transaction materials and findings of management and other representatives;
•considering the relative advantages and disadvantages of the transactions to the parties involved;
•engaging third party financial advisors to provide financial advice and assistance, including fairness opinions if requested;
•engaging legal advisors; and
•evaluating and negotiating the transaction and recommending for approval or approving the transaction, as the case may be.
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
Other Matters
An immediate family member of Mr. Teague is an employee of EPCO that performs services on our behalf. This individual does not serve as an executive officer of Enterprise GP, EPCO or any of their respective affiliates, and such individual’s compensation and other terms of employment are determined on a basis consistent with EPCO’s human resources policies. For 2025, this individual earned total compensation from EPCO of $1.1 million.
Mr. Brasseux owns a minority equity interest in Worldwide Power Products, LLC (“Worldwide”), a privately-owned company in the business of buying, selling, renting and servicing generators and buying and selling generator parts. Mr. Brasseux’s son-in-law is the Chief Executive Officer and majority equity owner of Worldwide. From time to time, we engage in business transactions with Worldwide. The aggregate dollar amount involved in these transactions was approximately $339 thousand for 2025. The terms of these transactions are determined on an arms-length basis, and Mr. Brasseux (who does not serve as an employee of Worldwide) does not participate in the negotiation or approval of any such transactions.

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

	For the Year Ended December 31,
	2025	2024
Audit fees (1)	$5,991,803	$5,845,200

(1)Audit fees for 2025 and 2024 include $37,500 and $99,500, respectively, of charges for audit-related projects that were reimbursed by business partners.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this annual report:
(1)Financial Statements: See “Index to Consolidated Financial Statements” beginning on page F-1 of this annual report for the financial statements included herein.
(2)Financial Statement Schedules: The separate filing of financial statement schedules has been omitted because such schedules are either not applicable or the information called for therein appears in the footnotes of our Consolidated Financial Statements.
(3)Exhibits:

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

4.78
Form of Global Note representing $300 million principal amount of 4.30% Senior Notes due 2028 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed June 20, 2025).

4.79
Form of Global Note representing $600 million principal amount of 4.60% Senior Notes due 2031 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed June 20, 2025).

4.80
Form of Global Note representing $750 million principal amount of 5.20% Senior Notes due 2036 with attached Guarantee (incorporated by reference to Exhibit C to Exhibit 4.4 to Form 8-K filed June 20, 2025).

4.81
Replacement Capital Covenant, dated October 27, 2009, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.9 to Form 8-K filed October 28, 2009).

4.82
Amendment to Replacement Capital Covenants, dated May 6, 2015, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.59 to Form 10-Q filed May 8, 2015).

4.83	Specimen Unit Certificate for the Series A Cumulative Convertible Preferred Units, (incorporated by reference to Exhibit B to Exhibit 3.1 to Form 8-K filed October 1, 2020).
4.84
Registration Rights Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 1, 2020).

10.1*	2008 Enterprise Products Long-Term Incentive Plan (Fourth Amendment and Restatement) (incorporated by reference to Annex A to Definitive Proxy Statement filed October 24, 2022).
10.2*
Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued on or after February 3, 2021 and before November 22, 2022 (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 1, 2021).

10.3*
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

10.6
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

10.10
Series A Cumulative Convertible Preferred Unit Purchase Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2020).

10.11
Securities Exchange Agreement, dated as of September 30, 2020, by and between Enterprise Products Partners L.P. and OTA Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 1, 2020).

10.12
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

10.13*	Separation Agreement between Brent B. Secrest and Enterprise Products Company dated effective May 1, 2025 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 8, 2025).
10.14*#	Retention Agreement between Michael C. Hanley and Enterprise Products Company effective April 21, 2025.
19.1	Enterprise Products Partners L.P. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed February 28, 2025).
21.1#	List of Consolidated Subsidiaries as of February 1, 2026.
22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at December 31, 2025.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K.
31.3#	Sarbanes-Oxley Section 302 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s annual report on Form 10-K.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K.

32.3#	Sarbanes-Oxley Section 906 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s annual report on Form 10-K.
97.1	Enterprise Products Partners L.P. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to Form 10-K filed February 28, 2024).
101#	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) in this Form 10-K include the: (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Operations, (iii) Statements of Consolidated Comprehensive Income, (iv) Statements of Consolidated Cash Flows, (v) Statements of Consolidated Equity and (vi) Notes to the Consolidated Financial Statements.
104#	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.
ITEM 16. FORM 10-K SUMMARY.
Not included.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 27, 2026.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President and Chief Financial Officer of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 27, 2026.

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
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related statements of consolidated operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Long-lived assets, which consists of intangible assets with finite useful lives (“intangible assets”) and property, plant and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of December 31, 2025, the carrying value of the Company’s property, plant and equipment, net was $51,359 million and intangible assets, net was $4,159 million.

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
•We tested the effectiveness of controls over the identification of events or changes in circumstances that indicate that the carrying value of long-lived assets may not be recoverable.
•We evaluated management’s analysis of impairment indicators by:
-Assessing whether long-lived assets having indicators of impairment were appropriately identified and further tested for impairment.
-Comparing the recent gross operating margin results to the carrying value of long-lived assets to determine if there is an indicator that the carrying value may not be recoverable over the estimated remaining useful life.
-Reading publicly available information for the industry, peers, and customers to determine whether a potential impairment indicator was not contemplated in management’s analysis.
-Reading minutes of the Board of Directors to understand if there were factors that could represent a potential impairment indicator not contemplated in management’s analysis.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2026
We have served as the Company’s auditor since 1997.

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$969	$583
Restricted cash	276	255
Accounts receivable – trade, net of allowance for credit losses of $35 at December 31, 2025 and $38 at December 31, 2024	6,494	9,236
Accounts receivable – related parties	1	4
Inventories (see Note 3)	3,884	3,955
Derivative assets (see Note 14)	434	534
Prepaid and other current assets	1,302	566
Total current assets	13,360	15,133
Property, plant and equipment, net (see Note 4)	51,359	49,062
Investments in unconsolidated affiliates (see Note 5)	2,185	2,259
Intangible assets, net (see Note 6)	4,159	4,005
Goodwill (see Note 6)	5,712	5,712
Other assets	1,127	997
Total assets	$77,902	$77,168

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,625	$1,150
Accounts payable – trade	1,021	1,227
Accounts payable – related parties	217	198
Accrued product payables	8,183	10,777
Accrued interest	566	536
Derivative liabilities (see Note 14)	347	471
Other current liabilities	873	818
Total current liabilities	12,832	15,177
Long-term debt (see Note 7)	32,770	30,746
Deferred tax liabilities (see Note 16)	702	656
Other long-term liabilities	984	950
Commitments and contingent liabilities (see Note 17)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (45,412 units outstanding at December 31, 2025 and 50,687 units outstanding at December 31, 2024	44	50
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,161,760,683 units issued and outstanding at December 31, 2025, 2,165,699,962 units issued and outstanding at December 31, 2024	30,700	29,793
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	336	236
Total partners’ equity	29,739	28,732
Noncontrolling interests in consolidated subsidiaries	831	857
Total equity	30,570	29,589
Total liabilities, preferred units, and equity	$77,902	$77,168
See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Year Ended December 31,
	2025	2024	2023
Revenues:
Third parties	$52,544	$56,161	$49,654
Related parties	52	58	61
Total revenues (see Note 9)	52,596	56,219	49,715
Costs and expenses:
Operating costs and expenses:
Third party and other costs	43,825	47,554	41,632
Related parties	1,615	1,491	1,385
Total operating costs and expenses	45,440	49,045	43,017
General and administrative costs:
Third party and other costs	103	78	75
Related parties	148	166	156
Total general and administrative costs	251	244	231
Total costs and expenses (see Note 10)	45,691	49,289	43,248
Equity in income of unconsolidated affiliates	361	408	462
Operating income	7,266	7,338	6,929
Other income (expense):
Interest expense	(1,401)	(1,352)	(1,269)
Interest income	30	47	27
Other, net	4	2	14
Total other expense, net	(1,367)	(1,303)	(1,228)
Income before income taxes	5,899	6,035	5,701
Provision for income taxes (see Note 16)	(23)	(65)	(44)
Net income	5,876	5,970	5,657
Net income attributable to noncontrolling interests (see Note 8)	(62)	(69)	(125)
Net income attributable to preferred units (see Note 8)	(4)	(4)	(3)
Net income attributable to common unitholders	$5,810	$5,897	$5,529

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$2.66	$2.69	$2.52
See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in millions)

	For the Year Ended December 31,
	2025	2024	2023

Net income	$5,876	$5,970	$5,657
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	285	115	93
Reclassification of gains to net income	(192)	(178)	(110)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	14	(2)	(36)
Reclassification of gains to net income	(7)	(6)	(5)
Total cash flow hedges	100	(71)	(58)
Total other comprehensive income (loss)	100	(71)	(58)
Comprehensive income	5,976	5,899	5,599
Comprehensive income attributable to noncontrolling interests	(62)	(69)	(125)
Comprehensive income attributable to preferred units (see Note 8)	(4)	(4)	(3)
Comprehensive income attributable to common unitholders	$5,910	$5,826	$5,471
See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$5,876	$5,970	$5,657
Reconciliation of net income to net cash flow provided by operating activities:
Depreciation and accretion	2,107	1,987	1,871
Amortization of intangible assets	216	207	201
Amortization of major maintenance costs for reaction-based plants	72	59	64
Other amortization expense	228	220	207
Impairment of assets other than goodwill (see Notes 2 and 4)	50	57	32
Equity in income of unconsolidated affiliates	(361)	(408)	(462)
Distributions received from unconsolidated affiliates attributable to earnings	364	406	446
Net losses (gains) attributable to asset sales and related matters	(14)	2	(10)
Deferred income tax expense	46	45	12
Change in fair market value of derivative instruments	16	(20)	33
Non-cash expense related to long-term operating leases (see Note 17)	109	95	72
Net effect of changes in operating accounts (see Note 19)	(124)	(506)	(555)
Other operating activities	–	1	1
Net cash flow provided by operating activities	8,585	8,115	7,569
Investing activities:
Capital expenditures	(5,620)	(4,544)	(3,266)
Cash used for business combinations, net of cash received (see Note 12)	–	(949)	–
Investments in unconsolidated affiliates	(2)	–	(2)
Distributions received from unconsolidated affiliates attributable to the return of capital	74	77	42
Proceeds from asset sales and other matters	82	14	42
Other investing activities	(25)	(31)	(13)
Net cash flow used in investing activities	(5,491)	(5,433)	(3,197)
Financing activities:
Borrowings under debt agreements	88,281	53,715	89,899
Repayments of debt	(85,771)	(50,546)	(89,447)
Debt issuance costs	(42)	(44)	(17)
Monetization of interest rate derivative instruments (see Note 14)	14	(33)	21
Cash distributions paid to common unitholders (see Note 8)	(4,678)	(4,512)	(4,301)
Cash payments made in connection with distribution equivalent rights	(44)	(43)	(38)
Cash distributions paid to noncontrolling interests (see Note 8)	(93)	(106)	(160)
Cash contributions from noncontrolling interests (see Note 8)	5	90	44
Repurchase of common units under 2019 Buyback Program (see Note 8)	(300)	(219)	(188)
Acquisition of noncontrolling interests	–	(400)	(10)
Other financing activities	(59)	(66)	(61)
Net cash flow used in financing activities	(2,687)	(2,164)	(4,258)
Net change in cash and cash equivalents, including restricted cash	407	518	114
Cash and cash equivalents, including restricted cash, January 1	838	320	206
Cash and cash equivalents, including restricted cash, December 31	$1,245	$838	$320
See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED EQUITY
(See Note 8 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2022	$27,555	$(1,297)	$365	$1,079	$27,702
Net income	5,529	–	–	125	5,654
Cash distributions paid to common unitholders	(4,301)	–	–	–	(4,301)
Cash payments made in connection with distribution equivalent rights	(38)	–	–	–	(38)
Cash distributions paid to noncontrolling interests	–	–	–	(160)	(160)
Cash contributions from noncontrolling interests	–	–	–	44	44
Repurchase and cancellation of common units under 2019 Buyback Program	(188)	–	–	–	(188)
Amortization of fair value of equity-based awards	170	–	–	–	170
Acquisition of noncontrolling interests	(8)	–	–	(2)	(10)
Cash flow hedges	–	–	(58)	–	(58)
Other, net	(56)	–	–	–	(56)
Balance, December 31, 2023	28,663	(1,297)	307	1,086	28,759
Net income	5,897	–	–	69	5,966
Cash distributions paid to common unitholders	(4,512)	–	–	–	(4,512)
Cash payments made in connection with distribution equivalent rights	(43)	–	–	–	(43)
Cash distributions paid to noncontrolling interests	–	–	–	(106)	(106)
Cash contributions from noncontrolling interests	–	–	–	90	90
Repurchase and cancellation of common units under 2019 Buyback Program	(219)	–	–	–	(219)
Amortization of fair value of equity-based awards	187	–	–	–	187
Acquisition of noncontrolling interests	(118)	–	–	(282)	(400)
Cash flow hedges	–	–	(71)	–	(71)
Other, net	(62)	–	–	–	(62)
Balance, December 31, 2024	29,793	(1,297)	236	857	29,589
Net income	5,810	–	–	62	5,872
Cash distributions paid to common unitholders	(4,678)	–	–	–	(4,678)
Cash payments made in connection with distribution equivalent rights	(44)	–	–	–	(44)
Cash distributions paid to noncontrolling interests	–	–	–	(93)	(93)
Cash contributions from noncontrolling interests	–	–	–	5	5
Repurchase and cancellation of common units under 2019 Buyback Program	(300)	–	–	–	(300)
Amortization of fair value of equity-based awards	196	–	–	–	196
Cash flow hedges	–	–	100	–	100
Other, net	(77)	–	–	–	(77)
Balance, December 31, 2025	$30,700	$(1,297)	$336	$831	$30,570
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
We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees. EPCO, together with its privately held affiliates, owned approximately 32.5% of the Partnership’s common units outstanding at December 31, 2025.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our allowance for credit losses activity for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$38	$35	$54
Charged to costs and expenses	–	3	1
Deductions	(3)	–	(20)
Balance at end of period	$35	$38	$35
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

	December 31,
	2025	2024
Cash and cash equivalents	$969	$583
Restricted cash	276	255
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$1,245	$838
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
We are required to recognize derivative instruments at fair value as either assets or liabilities on our Consolidated Balance Sheets unless such instruments meet certain normal purchase/normal sale criteria. While all derivatives are required to be reported at fair value on the balance sheet, changes in fair value of derivative instruments are reported in different ways, depending on the nature and effectiveness of the hedging activities to which they relate. After meeting specified conditions, a qualified derivative may be designated as a total or partial hedge of:
•Changes in the fair value of a recognized asset or liability, or an unrecognized firm commitment – In a fair value hedge, gains and losses for both the derivative instrument and the hedged item are recognized in income during the period of change.
•Variable cash flows of a forecasted transaction – In a cash flow hedge, the change in the fair value of the hedge is reported in other comprehensive income (loss) and is reclassified to earnings when the forecasted transaction affects earnings.
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
For the year ended December 31, 2025 and 2024, our environmental reserves totaled $36 million and $9 million, respectively.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A three-tier hierarchy has been established that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate such fair values. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2 fair value measures) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3 fair value measures). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy. The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:
•Level 1 fair value measures. Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date. Active markets are defined as those in which transactions for identical assets or liabilities occur with sufficient frequency so as to provide pricing information on an ongoing basis (e.g., transactions on the New York Mercantile Exchange (“NYMEX”) and Intercontinental Exchange (“ICE”)). Our Level 1 fair values consist of financial assets and liabilities such as exchange-traded commodity derivative instruments.
•Level 2 fair value measures. Level 2 fair values are based on pricing inputs other than quoted prices in active markets (a Level 1 fair value measure) and are either directly or indirectly observable as of the measurement date. Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies. Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, the time value of money, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures. Substantially all of these assumptions (i) are observable in the marketplace throughout the full term of the instrument; (ii) can be derived from observable data; or (iii) are validated by inputs other than quoted prices (e.g., interest rate and yield curves at commonly quoted intervals). Our Level 2 fair values primarily consist of commodity derivative instruments such as forwards, swaps and other instruments transacted on an exchange or over-the-counter and interest rate derivative instruments. The fair values of these derivative instruments are based on observable price quotes for similar products and locations. The fair value of our interest rate derivatives are determined using financial models that incorporate third-party yield curves for the same period as the future interest rate derivative settlements.
•Level 3 fair value measures. Level 3 fair values are based on unobservable inputs. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs reflect management’s ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk). Unobservable inputs are based on the best information available to us in the circumstances, which might include our internally developed forecasts. Level 3 inputs are typically used in connection with internally developed valuation methodologies where we make our best estimate of fair value. Valuations using Level 3 inputs are reviewed and approved by members of senior management.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment Testing
The following table summarizes our asset impairment charges by type as presented on our Statements of Consolidated Cash Flows for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Impairment charges reflected in operating costs and expenses:
Property, plant and equipment	$45	$50	$18
Other (1)	5	7	12
Total asset impairment charges in operating costs and expenses (2)	50	57	30
Other property, plant and equipment impairment charges (3)	–	–	2
Total asset impairment charges	$50	$57	$32

(1)Primarily represents the write-down of surplus materials classified as “Other assets” on our Consolidated Balance Sheets.
(2)Amounts presented are a component of “Third party and other costs” within the “Operating costs and expenses” section of our Statements of Consolidated Operations.
(3)Amounts presented are a component of “Third party and other costs” within the “General and administrative costs” section of our Statements of Consolidated Operations.
The following information describes our accounting policies regarding impairment testing for major asset categories:
•Impairment Testing for Long-Lived Assets. Long-lived assets, which consist of intangible assets with finite lives and property, plant and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written down to their estimated fair values. The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted estimated cash flows expected to result from the use and eventual disposition of the asset. If the asset’s carrying value exceeds the sum of its undiscounted cash flows, a non-cash asset impairment charge equal to the excess of the asset’s carrying value over its estimated fair value is recorded. Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. We measure fair value using market price indicators or, in the absence of such data, appropriate valuation techniques. See Note 4 for information regarding impairment charges attributable to property, plant and equipment.
•Impairment Testing for Investments in Unconsolidated Affiliates. We evaluate our equity method investments for impairment when there are events or changes in circumstances that indicate there is a potential loss in value of the investment attributable to an other-than-temporary decline. Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity’s industry. In the event we determine that the value of an investment is not recoverable due to an other-than-temporary decline, we record a non-cash impairment charge to adjust the carrying value of the investment to its estimated fair value. We did not record any non-cash impairment charges related to our equity method investments during the years ended December 31, 2025, 2024 or 2023. See Note 5 for information regarding our equity method investments.
•Impairment Testing for Goodwill. Goodwill, which represents the cost of an acquired business in excess of the fair value of its net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. We test goodwill for impairment at the reporting unit (or operating segment) level following guidance in ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Goodwill impairment charges represent the amount by which a reporting unit’s carrying value (including its respective goodwill) exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We determine the fair value of each reporting unit using accepted valuation techniques, primarily through the use of discounted cash flows (i.e., an income approach to fair value) supplemented by market-based assessments, if available. The estimated fair values of our reporting units incorporate assumptions regarding the future economic prospects of the assets and operations that comprise each reporting unit including: (i) discrete financial forecasts for the assets comprising the reporting unit, which, in turn, rely on management’s estimates of long-term operating margins, throughput volumes, capital investments and similar factors; (ii) long-term growth rates for the reporting unit’s cash flows beyond the discrete forecast period; and (iii) appropriate discount rates. The fair value estimates are based on Level 3 inputs of the fair value hierarchy. We believe that the assumptions we use in estimating reporting unit fair values are consistent with those that market participants would use in their fair value estimation process. However, due to uncertainties in the estimation process and volatility in the supply and demand for hydrocarbons and similar risk factors, actual results could differ significantly from our estimates. Based on our most recent goodwill impairment test at December 31, 2025, the estimated fair value of each of our reporting units was substantially in excess of its carrying value (i.e., by at least 10%).
We did not record any non-cash goodwill impairment charges during the years ended December 31, 2025, 2024 or 2023. See Note 6 for additional information regarding our goodwill.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Inventories
Our inventory amounts by product type were as follows at the dates indicated:

	December 31,
	2025	2024
NGLs	$2,923	$2,768
Petrochemicals and refined products	665	652
Crude oil	288	523
Natural gas	8	12
Total	$3,884	$3,955
In those instances where we take ownership of inventory volumes through percent-of-liquids contracts and similar arrangements (as opposed to outright purchases from third parties for cash), these volumes are valued at market-based prices during the month in which they are acquired.
The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Cost of sales (1)	$38,566	$42,580	$37,023
Lower of cost or net realizable value adjustments recognized in cost of sales	19	9	31

(1)Cost of sales is a component of “Operating costs and expenses,” as presented on our Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Property, Plant and Equipment
The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years	December 31,
		2025	2024
Plants, pipelines and facilities (1)(5)	3-45	$66,498	$60,716
Underground and other storage facilities (2)(6)	5-40	4,871	4,704
Transportation equipment (3)	3-10	294	272
Marine vessels (4)	15-30	970	949
Land		439	424
Construction in progress		2,400	4,138
Subtotal		75,472	71,203
Less accumulated depreciation		24,338	22,330
Subtotal property, plant and equipment, net		51,134	48,873
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)		225	189
Property, plant and equipment, net		$51,359	$49,062

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
The following table summarizes our depreciation expense and capitalized interest amounts for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Depreciation expense (1)	$2,087	$1,974	$1,860
Capitalized interest (2)	182	121	106

(1)Depreciation expense is a component of “Third party and other costs” within “Costs and expenses” as presented on our Statements of Consolidated Operations.
(2)Capitalized interest is a component of “Interest expense” as presented on our Statements of Consolidated Operations.
Sale of Undivided Joint Interest in Bahia NGL Pipeline
In December 2025, we completed the sale of a 40% undivided joint interest in our Bahia NGL Pipeline to ExxonMobil for approximately $655 million in cash. This divestiture will enhance the utilization of our Bahia NGL Pipeline and integrated value chain by connecting our Delaware Basin natural gas processing facilities and one of the largest producers in the basin to our downstream infrastructure, while simultaneously enabling us to optimize our capital spending program. As a result of this sale, we proportionately consolidate our 60% undivided joint interest in the Bahia NGL Pipeline, and the related operating results are reported within our NGL Pipelines & Services business segment.
No gain or loss was recorded on the disposal as the transaction price equaled the carrying value of the assets transferred to ExxonMobil. The cash consideration is payable in two installments, with $60 million received in December 2025 and the remaining approximately $595 million collected in January 2026. The amount due from ExxonMobil at December 31, 2025 is reflected as a component of “Prepaid and other current assets” on our Consolidated Balance Sheets.

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
Property, plant and equipment at December 31, 2025 and 2024 includes $141 million and $134 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.
The following table presents information regarding our AROs for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
ARO liability beginning balance	$265	$225	$234
Liabilities incurred (1)	10	1	5
Revisions in estimated cash flows (2)	1	30	(12)
Liabilities settled (3)	(6)	(4)	(13)
Accretion expense (4)	20	13	11
ARO liability ending balance	$290	$265	$225

(1)Represents the initial recognition of estimated ARO liabilities during the period.
(2)Represents subsequent adjustments to estimated ARO liabilities during the period.
(3)Represents cash payments to settle ARO liabilities during the period.
(4)Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.
Of the $290 million total ARO liability recorded at December 31, 2025, $5 million was reflected as a current liability and $285 million as a long-term liability.
The following table presents our forecast of ARO-related accretion expense for the years indicated:

2026	2027	2028	2029	2030
$17	$18	$19	$20	$21
Impairments of Property, Plant and Equipment
The following table presents our non-cash asset impairment charges involving property, plant and equipment by business segment for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
NGL Pipelines & Services	$14	$28	$12
Crude Oil Pipelines & Services	4	–	1
Natural Gas Pipelines & Services	11	7	5
Petrochemical & Refined Products Services	16	15	2
Total impairment charges for property, plant and equipment	$45	$50	$20
Our impairment charges for the years ended December 31, 2025, 2024 and 2023 are attributable to the complete write-off of assets that are no longer expected to be used or constructed.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Investments in Unconsolidated Affiliates
The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated. We account for these investments using the equity method.

	Ownership Interest at December 31, 2025	December 31,
		2025	2024
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$24	$24
K/D/S Promix, L.L.C. (“Promix”)	50%	21	22
Baton Rouge Fractionators LLC (“BRF”)	32.2%	12	12
Skelly-Belvieu Pipeline Company, L.L.C. (“Skelly-Belvieu”)	50%	21	25
Texas Express Pipeline LLC (“Texas Express”)	35%	287	299
Texas Express Gathering LLC (“TEG”)	45%	32	33
Front Range Pipeline LLC (“Front Range”)	33.3%	175	183
Total NGL Pipelines & Services		572	598
Crude Oil Pipelines & Services:
Seaway Crude Holdings LLC (“Seaway”)	50%	1,120	1,147
Eagle Ford Pipeline LLC (“Eagle Ford Crude Oil Pipeline”)	50%	351	368
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Corpus Christi”)	50%	110	113
Total Crude Oil Pipelines & Services		1,581	1,628
Natural Gas Pipelines & Services:
White River Hub, LLC (“White River Hub”)	50%	16	16
Old Ocean Pipeline, LLC (“Old Ocean”)	50%	15	14
Total Natural Gas Pipelines & Services		31	30
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator LLC (“BRPC”)	30%	1	1
Transport 4, LLC (“Transport 4”) (1)		–	2
Total Petrochemical & Refined Products Services		1	3
Total investments in unconsolidated affiliates		$2,185	$2,259

(1)In June 2025, we sold our 25% membership interest in Transport 4 to third parties for cash proceeds of $8 million and recorded a $6 million gain.
NGL Pipelines & Services
The principal business activity of each investee included in our NGL Pipelines & Services segment is described as follows:
•VESCO owns the Venice natural gas processing facility and a related gathering system located in south Louisiana.
•Promix owns an NGL fractionation facility and a related gathering system located in south Louisiana.
•BRF owns an NGL fractionation facility located in south Louisiana.
•Skelly-Belvieu owns a pipeline that transports mixed NGLs from Skellytown, Texas to Chambers County, Texas.
•Texas Express owns an NGL pipeline that extends from Skellytown, Texas to our Chambers County NGL fractionation and storage complex. Mixed NGLs from the Rocky Mountains, Permian Basin and Mid-Continent regions are delivered to the Texas Express Pipeline via an interconnect with our Mid-America Pipeline System near Skellytown. In addition, the Texas Express Pipeline transports mixed NGLs gathered by Texas Express Gathering System. Also, mixed NGLs originating from the Denver-Julesburg (“DJ”) Basin in Colorado are transported to the Texas Express Pipeline using the Front Range Pipeline.
•TEG owns two NGL gathering systems that deliver mixed NGLs to the Texas Express Pipeline.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Front Range owns an NGL pipeline that transports mixed NGLs from natural gas processing facilities located in the DJ Basin to an interconnect with our Texas Express Pipeline and Mid-America Pipeline System and other third party facilities near Skellytown, Texas.
Crude Oil Pipelines & Services
The principal business activity of each investee included in our Crude Oil Pipelines & Services segment is described as follows:
•Seaway owns a crude oil pipeline system that connects the Cushing, Oklahoma hub, which is a major industry trading hub and price settlement point for West Texas Intermediate on the NYMEX, with markets in Southeast Texas. The Seaway Pipeline is comprised of the Longhaul System, the Freeport System and the Texas City System.
•Eagle Ford Crude Oil Pipeline owns a pipeline that transports crude oil and condensate for producers in South Texas. The system originates in Gardendale, Texas and extends to Corpus Christi, Texas. The system interconnects with our South Texas Crude Oil Pipeline System and a marine terminal owned by Eagle Ford Corpus Christi.
•Eagle Ford Corpus Christi owns a marine crude oil terminal located in Corpus Christi, Texas that can load ocean-going vessels with either crude oil or condensate.
Natural Gas Pipelines & Services
The principal business activity of each investee included in our Natural Gas Pipelines & Services segment is described as follows:
•White River Hub owns a natural gas hub facility serving producers in the Piceance Basin of northwest Colorado.
•Old Ocean owns a natural gas pipeline that extends from near Maypearl, Texas to Sweeny, Texas.
Petrochemical & Refined Products Services
The principal business activity of the investee included in our Petrochemical & Refined Products Services segment is described as follows:
•BRPC owns a propylene fractionation facility located in south Louisiana.
Equity Earnings
The following table presents our equity in income of unconsolidated affiliates by business segment for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
NGL Pipelines & Services	$83	$117	$133
Crude Oil Pipelines & Services	271	285	320
Natural Gas Pipelines & Services	5	5	6
Petrochemical & Refined Products Services	2	1	3
Total	$361	$408	$462

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Intangible Assets and Goodwill
Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	December 31, 2025			December 31, 2024
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(289)	$160	$449	$(276)	$173
Contract-based intangibles	1,050	(177)	873	754	(141)	613
Segment total	1,499	(466)	1,033	1,203	(417)	786
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(710)	1,485	2,195	(627)	1,568
Contract-based intangibles	283	(280)	3	283	(278)	5
Segment total	2,478	(990)	1,488	2,478	(905)	1,573
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,351	(700)	651	1,351	(663)	688
Contract-based intangibles	1,150	(265)	885	1,081	(227)	854
Segment total	2,501	(965)	1,536	2,432	(890)	1,542
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(99)	82	181	(92)	89
Contract-based intangibles	50	(30)	20	45	(30)	15
Segment total	231	(129)	102	226	(122)	104
Total intangible assets	$6,709	$(2,550)	$4,159	$6,339	$(2,334)	$4,005
The following table presents the amortization expense of our intangible assets by business segment for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
NGL Pipelines & Services	$49	$44	$40
Crude Oil Pipelines & Services	85	100	103
Natural Gas Pipelines & Services	75	56	51
Petrochemical & Refined Products Services	7	7	7
Total	$216	$207	$201
The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated:

2026	2027	2028	2029	2030
$224	$225	$221	$217	$217
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At December 31, 2025, the carrying value of our portfolio of customer relationship intangible assets was $2.4 billion, the principal components of which were as follows:

	Weighted Average Remaining Amortization Period	December 31, 2025
		Gross Value	Accumulated Amortization	Carrying Value
Basin-specific customer relationships:
EFS Midstream (acquired 2015)	16.4 years	$1,410	$(461)	$949
State Line and Fairplay (acquired 2010)	21.2 years	895	(356)	539
San Juan Gathering (acquired 2004)	13.8 years	331	(280)	51
General customer relationships:
Oiltanking (acquired 2014)	18.0 years	1,193	(386)	807
•The EFS Midstream customer relationships provide us with long-term access to condensate and natural gas producers in the Eagle Ford Shale served by our EFS Midstream System. The EFS Midstream System provides condensate gathering and processing services along with gathering, treating and compression services for associated natural gas.
•The State Line and Fairplay customer relationships provide us with long-term access to natural gas producers served by our Haynesville and Fairplay Gathering Systems. The Haynesville Gathering System gathers and treats natural gas produced from the Haynesville and Bossier Shale supply basins and the Cotton Valley and Taylor Sand formations in Louisiana and East Texas. The Fairplay Gathering System gathers natural gas produced from the Cotton Valley formation in East Texas.
•The San Juan Gathering customer relationships provide us with long-term access to natural gas producers in the San Juan Basin served by our San Juan Gathering System.
•The Oiltanking customer relationships provide us with long-term access to crude oil and refined products storage and terminal customers served at our Houston Ship Channel and Beaumont, Texas terminals.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract-based intangible assets
Contract-based intangible assets represent specific commercial rights we acquired in connection with acquisitions. These intangible assets are typically valued using an income approach that incorporate the terms of the agreements. At December 31, 2025, the carrying value of our portfolio of contract-based intangible assets was $1.8 billion, the principal components of which were as follows:

	Weighted Average Remaining Amortization Period	December 31, 2025
		Gross Value	Accumulated Amortization	Carrying Value
Midland Basin customer contracts (acquired 2022)	26.0 years	$989	$(113)	$876
Pinon Midstream customer contracts (acquired 2024)	23.0 years	435	(19)	416
Midland Basin Oxy customer contract (acquired 2025)	23.0 years	360	(5)	355
Jonah natural gas gathering agreements (acquired 2001)	16.0 years	224	(189)	35
Delaware Basin natural gas processing contracts (acquired 2018)	2.1 years	82	(66)	16
•The Midland Basin customer contracts, which we acquired in connection with our acquisition of Navitas Midstream Partners, LLC (“Navitas Midstream”) in February 2022, represents the estimated value we assigned to the acquired long-term contracts with customers that dedicate future lease production to our system. Amortization expense attributable to these contracts is recorded using a units-of-production method based on gathering volumes.
•The Pinon Midstream customer contracts, which we acquired in connection with our acquisition of Pinon Midstream, LLC (“Pinon Midstream”) in October 2024, represents the estimated value we assigned to the acquired long-term contracts with customers that are expected to renew at similar commercial terms. Amortization expense attributable to these contracts is recorded using a units-of-production method based on gathering volumes.
•The Midland Basin Oxy customer contract, which we acquired in connection with our acquisition of an affiliate of Occidental Petroleum Corporation (“Oxy”) in August 2025, represents the estimated value we assigned to the long-term gathering and processing services agreement with Oxy that is expected to renew at similar commercial terms. Amortization expense attributable to this agreement is recorded on a straight-line basis over the expected term of the underlying contract.
•The Jonah natural gas gathering agreements represent the estimated value we assigned to natural gas gathering contracts acquired in 2001 associated with the Jonah Gathering System. Amortization expense attributable to these intangible assets is recorded using a units-of-production method based on gathering volumes.
•The Delaware Basin natural gas processing contracts represent the estimated value we assigned to natural gas processing contracts we acquired in 2018 in connection with our step acquisition of the remaining 50% member interest in Delaware Basin Gas Processing LLC. Amortization expense attributable to these contracts is recorded using a straight-line approach over the terms of the underlying contracts.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Goodwill represents the cost of acquired businesses in excess of the fair value of their net assets at acquisition. The following table presents changes in the carrying amount of goodwill by business segment during the years indicated:

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2023 (1)	$2,811	$1,841	$–	$956	$5,608
Goodwill related to acquisition (2)	29	–	75	–	104
Balance at December 31, 2024 (1)	2,840	1,841	75	956	5,712
Balance at December 31, 2025 (1)	$2,840	$1,841	$75	$956	$5,712

(1)Balances are presented net of historical accumulated impairment losses of $296 million for the Natural Gas Pipelines & Service segment and $1 million for the Petrochemical & Refined Products Services segment. There have been no goodwill impairment charges recognized for the reporting units within the NGL Pipelines & Services and Crude Oil Pipelines & Services segments.
(2)This amount represents the goodwill recognized in connection with our acquisition of Pinon Midstream in October 2024. In general, we attribute this goodwill to our ability to expand the acquired sour gas gathering and treating system as well as our ability to leverage the acquired business with our existing NGL asset base to create future business opportunities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Debt Obligations
The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	December 31,
	2025	2024
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$–	$–
Senior Notes MM, 3.75% fixed-rate, due February 2025	–	1,150
Senior Notes FFF, 5.05% fixed-rate, due January 2026	750	750
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
March 2025 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2026 (1)	–	–
Senior Notes HHH, 4.60% fixed-rate, due January 2027	1,000	1,000
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
Senior Notes LLL, 4.30% fixed-rate, due June 2028	800	–
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2030 (2)	–	–
Senior Notes MMM, 4.60% fixed-rate, due January 2031	1,350	–
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	1,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes III, 4.85% fixed-rate, due January 2034	1,000	1,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes JJJ 4.95% fixed-rate, due February 2035	1,100	1,100
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes NNN, 5.20% fixed-rate, due January 2036	1,500	–
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes KKK, 5.55% fixed-rate, due February 2055	1,400	1,400
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	32,425	29,925
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)	700	700
Total principal amount of senior and junior debt obligations	34,707	32,207
Other, non-principal amounts	(312)	(311)
Less current maturities of debt	(1,625)	(1,150)
Total long-term debt	$32,770	$30,746

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the year ended December 31, 2025:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	4.00% to 4.68%	4.50%
EPO Junior Subordinated Notes C	6.83% to 7.51%	7.30%
EPO Junior Subordinated Notes D	7.10% to 7.73%	7.50%
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
Scheduled Maturities of Debt
The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at December 31, 2025 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2026	2027	2028	2029	2030	Thereafter
Senior Notes	$32,425	$1,625	$1,575	$1,800	$1,250	$1,250	$24,925
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$34,707	$1,625	$1,575	$1,800	$1,250	$1,250	$27,207
EPO Debt Obligations
Commercial Paper Notes
EPO maintains a commercial paper program under which it may issue (and have outstanding at any time) up to $3.0 billion in aggregate principal amount of short-term notes. As a back-stop to the program, we intend to maintain a minimum aggregate available borrowing capacity under EPO’s revolving credit facilities equal to the aggregate amount outstanding under our commercial paper notes. All commercial paper notes issued under the program are senior unsecured obligations of EPO that are unconditionally guaranteed by the Partnership. As of December 31, 2025, EPO had no short-term notes outstanding under its commercial paper program.
March 2025 $1.5 Billion 364-Day Revolving Credit Agreement
In March 2025, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2025 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement. As of December 31, 2025, there were no principal amounts outstanding under the March 2025 $1.5 Billion 364-Day Revolving Credit Agreement.
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
The March 2025 $1.5 Billion 364-Day Revolving Credit Agreement is scheduled to mature in March 2026. EPO expects to renew this credit agreement during the first quarter of 2026.
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement
In March 2023, EPO entered into a new revolving credit agreement that we amended in March 2025 to extend its maturity date from March 2028 to March 2030 (the “March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement”). As of December 31, 2025, there were no principal amounts outstanding under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement.
Under the terms of the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, EPO may borrow up to $2.7 billion (which may be increased by up to $500 million to $3.2 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of five years, subject to the terms and conditions set forth therein. The March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement matures in March 2030, although the maturity date may be extended at EPO’s request (up to two requests) for a one-year extension of the maturity date by delivering a request prior to the maturity date and with the consent of required lenders as set forth under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement. Borrowings under the March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.
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
Senior Notes
EPO’s fixed-rate senior notes are unsecured obligations of EPO that rank equal with its existing and future unsecured and unsubordinated indebtedness. They are senior to any existing and future subordinated indebtedness of EPO. EPO’s senior notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict its ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions. In total, EPO issued $3.65 billion, $4.5 billion and $1.75 billion principal amount of senior notes during the years ended December 31, 2025, 2024 and 2023, respectively.
In June 2025, EPO issued $2.0 billion aggregate principal amount of senior notes comprised of (i) $500 million principal amount of senior notes due June 2028 (“Senior Notes LLL”), (ii) $750 million principal amount of senior notes due January 2031 (“Senior Notes MMM”) and (iii) $750 million principal amount of senior notes due January 2036 (“Senior Notes NNN”). Senior Notes LLL were issued at 99.869% of their principal amount and have a fixed interest rate of 4.30% per year. Senior Notes MMM were issued at 99.816% of their principal amount and have a fixed interest rate of 4.60% per year. Senior Notes NNN were issued at 99.665% of their principal amount and have a fixed interest rate of 5.20%. Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments, and the repayment of amounts outstanding under our commercial paper program.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2025, EPO issued $1.65 billion aggregate principal amount of senior notes comprised of (i) $300 million principal amount of reopened Senior Notes LLL, (ii) $600 million principal amount of reopened Senior Notes MMM and (iii) $750 million principal amount of reopened Senior Notes NNN. The reopened Senior Notes LLL, reopened Senior Notes MMM and reopened Senior Notes NNN were issued at 100.630%, 100.693% and 101.185% of their respective principal amounts, plus accrued interest from June 20, 2025. Each of the reopened Senior Notes LLL, the reopened Senior Notes MMM and the reopened Senior Notes NNN constitutes a further issuance of, and forms a single series with, the original notes of the corresponding series issued in June 2025, trades under the same CUSIP number as the applicable original notes, and has the same terms as to interest, status, redemption or otherwise as such original notes. Net proceeds from this offering were used by EPO for general company purposes, including for growth capital investments and acquisitions, and the repayment of debt (including the repayment of all or a portion of $750 million principal amount of 5.05% Senior Notes FFF that matured in January 2026, $875 million principal amount of 3.70% Senior Notes PP that matured in February 2026 and amounts outstanding under our commercial paper program).
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
Letters of Credit
At December 31, 2025, EPO had $35 million of letters of credit outstanding primarily related to our insurance program.
Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at December 31, 2025.
Parent-Subsidiary Guarantor Relationships
The Partnership acts as guarantor of the consolidated debt obligations of EPO. If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Capital Accounts
Common Limited Partner Interests
The following table summarizes changes in the number of our common units outstanding since December 31, 2022:

Common units outstanding at December 31, 2022	2,170,806,347
Common unit repurchases under 2019 Buyback Program	(7,244,540)
Common units issued in connection with the vesting of phantom unit awards, net	4,662,539
Other	20,892
Common units outstanding at December 31, 2023	2,168,245,238
Common unit repurchases under 2019 Buyback Program	(7,556,210)
Common units issued in connection with the vesting of phantom unit awards, net	4,990,360
Other	20,574
Common units outstanding at December 31, 2024	2,165,699,962
Common unit repurchases under 2019 Buyback Program	(9,496,536)
Common units issued in connection with the vesting of phantom unit awards, net	5,346,387
Conversion of preferred units to common units	194,472
Other	16,398
Common units outstanding at December 31, 2025	2,161,760,683
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
Registration Statements
We have a universal shelf registration statement on file (the “2024 Shelf”) with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively. EPO used the 2024 Shelf to issue $3.65 billion aggregate principal amount of senior notes during the year ended December 31, 2025 (see Note 7).
In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program). The Partnership did not issue any common units under its ATM program during the three years ended December 31, 2025. The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of December 31, 2025.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Partnership repurchased 9,496,536, 7,556,210 and 7,244,540 common units under the 2019 Buyback Program during the years ended December 31, 2025, 2024 and 2023, respectively. The total cost of these repurchases, including commissions and fees, was $300 million, $219 million and $188 million, respectively. Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition. At December 31, 2025, the remaining available capacity under the 2019 Buyback Program was $3.6 billion.
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
We have the sole discretion to determine whether common units purchased under the DRIP and EUPP will come from our authorized but unissued common units or from common units purchased on the open market by each plan’s administrator. During each of the years ended December 31, 2025, 2024 and 2023, the Partnership used common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP. This election is subject to change in future quarters depending on the Partnership’s need for equity capital. Agents of the Partnership purchased 4,684,726, 6,538,068 and 6,560,588 common units on the open market and delivered them to participants in the DRIP and EUPP during the years ended December 31, 2025, 2024 and 2023, respectively. Apart from $4 million, $3 million and $3 million attributable to the plan discount available to all participants in the EUPP during the years ended December 31, 2025, 2024 and 2023, respectively, the funds used to effect these purchases were sourced from the DRIP and EUPP participants. No other Partnership funds were used to satisfy these obligations. We used open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution paid on February 13, 2026.
After taking into account the number of common units delivered under the DRIP through December 31, 2025, we have the capacity to deliver an additional 25,862,040 common units under this plan. Likewise, we have the capacity to deliver an additional 12,532,388 common units under the EUPP.
Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 5,346,387, 4,990,360 and 4,662,539 new common units to employees in connection with the vesting of phantom unit awards during the years ended December 31, 2025, 2024 and 2023, respectively. See Note 13 for information regarding our phantom unit awards.
Redeemable Preferred Limited Partner Interests
The following table summarizes changes in the number of our preferred units outstanding since December 31, 2022:

Preferred units outstanding at December 31, 2022	50,412
Preferred units outstanding at December 31, 2023	50,412
Paid in-kind distribution to third party	275
Preferred units outstanding at December 31, 2024	50,687
Paid in-kind distribution to third party	291
Conversion of preferred units to common units	(5,566)
Preferred units outstanding at December 31, 2025	45,412
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As described in the Partnership Agreement, key terms of the preferred units include the following:
•With respect to distribution and liquidation rights, the preferred units rank senior to the Partnership’s common units. Preferred units held by persons other than the Partnership, its subsidiaries and its affiliates generally will vote on an as-converted basis with the Partnership’s common units and have certain class voting rights with respect to certain protective matters.
•Holders of the preferred units are entitled to receive cumulative quarterly distributions at a rate of 7.25% per annum. The Partnership is prohibited from paying distributions on its common units unless full cumulative distributions on the preferred units are paid or set aside for payment. The Partnership may satisfy its obligation to pay distributions to the preferred unitholders through the issuance, in whole or in part, of additional preferred units (referred to as paid-in kind or “PIK” distributions), with the remainder in cash, subject to certain rights of a holder to elect all cash and other conditions as described in the Partnership Agreement.
During the year ended December 31, 2025, the Partnership made quarterly distributions to its preferred unitholders valued at $4 million, consisting of PIK distributions of 291 new preferred units and $3 million in cash. During the year ended December 31, 2024, the Partnership made quarterly distributions to its preferred unitholders valued at $4 million, consisting of PIK distributions of 275 new preferred units and $3 million in cash.
During year ended December 31, 2023, the Partnership made quarterly cash distributions to its preferred unitholders for $3 million.
•Subject to certain limitations, each preferred unitholder may elect to convert its preferred units on or after September 30, 2025 into a number of the Partnership’s common units equal to (a) the number of preferred units to be converted multiplied by (b) the quotient of (i) $1,000 plus any accrued and unpaid distributions per preferred unit, divided by (ii) 92.5% of the volume-weighted average price of the Partnership’s common units at the time of conversion (as defined in the underlying agreements). In addition, each preferred unitholder may convert its preferred units into common units if EPO’s senior notes cease to have an investment grade rating or a Change of Control (as defined in the Partnership Agreement) occurs, in each case based on the conversion ratio specified in the Partnership Agreement.
•The Partnership may elect to redeem the preferred units for cash, in whole or in part, based on a redemption price outlined in the following schedule, plus any accrued and unpaid distributions at the redemption date:
•$1,010 per preferred unit from September 30, 2025 through September 29, 2026; and
•$1,000 per preferred unit on or after September 30, 2026; however,
•if a Change of Control event occurs prior to September 30, 2026, the redemption price is $1,010 per preferred unit.
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
Our Consolidated Balance Sheet at December 31, 2025 presents the capital accounts of the third-party purchasers of the preferred units as mezzanine equity since the terms of the preferred units allow for cash redemption by the holders in a Change of Control event, without regard to the likelihood of such an event. The preferred units held by OTA are presented as treasury units in consolidation since their ultimate disposition remains under the control of the Partnership.

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
The following tables present the components of accumulated other comprehensive income (loss) as reported on our Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges		Other	Total
	Commodity Derivative Instruments	Interest Rate Derivative Instruments
Accumulated Other Comprehensive Income (Loss), December 31, 2023	$154	$151	$2	$307
Other comprehensive income (loss) for period, before reclassifications	115	(2)	–	113
Reclassification of losses (gains) to net income during period	(178)	(6)	–	(184)
Total other comprehensive income (loss) for period	(63)	(8)	–	(71)
Accumulated Other Comprehensive Income (Loss), December 31, 2024	$91	$143	$2	$236
Other comprehensive income (loss) for period, before reclassifications	285	14	–	299
Reclassification of losses (gains) to net income during period	(192)	(7)	–	(199)
Total other comprehensive income (loss) for period	93	7	–	100
Accumulated Other Comprehensive Income (Loss), December 31, 2025	$184	$150	$2	$336
The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the years indicated:

		For the Year Ended December 31,
Losses (gains) on cash flow hedges:	Location	2025	2024
Interest rate derivatives	Interest expense	$(7)	$(6)
Commodity derivatives	Revenue	(235)	(249)
Commodity derivatives	Operating costs and expenses	43	71
Total		$(199)	$(184)
For information regarding our interest rate and commodity derivative instruments, see Note 14.
Noncontrolling Interests
Noncontrolling interests represent third party ownership interests in our consolidated subsidiaries. The following table presents the components of noncontrolling interests as reported on our Consolidated Balance Sheets at the dates indicated:

	December 31,
Consolidated Subsidiary	2025	2024
Breviloba LLC (“Breviloba”)(1)	$411	$423
Enterprise Navigator Ethylene Terminal LLC (“ENET”)(2)	240	245
Other (3)	180	189
Total noncontrolling interests in consolidated subsidiaries	$831	$857

(1)An affiliate of Kinetik Holdings Inc. owns a noncontrolling 33% equity interest in Breviloba, which owns the Shin Oak NGL Pipeline.
(2)Navigator Ethylene Terminals LLC owns a noncontrolling 50% equity interest in ENET, which owns our ethylene export terminal located at Morgan’s Point on the Houston Ship Channel.
(3)Primarily represents noncontrolling equity interests in NGL fractionation and pipeline businesses.
Net income attributable to noncontrolling interests was $62 million, $69 million and $125 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

	Quarterly Distribution Per Common Unit	Record Date	Payment Date
2023:
1st Quarter	$0.4900	4/28/2023	5/12/2023
2nd Quarter	$0.5000	7/31/2023	8/14/2023
3rd Quarter	$0.5000	10/31/2023	11/14/2023
4th Quarter	$0.5150	1/31/2024	2/14/2024
2024:
1st Quarter	$0.5150	4/30/2024	5/14/2024
2nd Quarter	$0.5250	7/31/2024	8/14/2024
3rd Quarter	$0.5250	10/31/2024	11/14/2024
4th Quarter	$0.5350	1/31/2025	2/14/2025
2025:
1st Quarter	$0.5350	4/30/2025	5/14/2025
2nd Quarter	$0.5450	7/31/2025	8/14/2025
3rd Quarter	$0.5450	10/31/2025	11/14/2025
4th Quarter	$0.5500	1/30/2026	2/13/2026
On January 8, 2026, we announced that the Board declared a quarterly cash distribution of $0.55 per common unit, or $2.20 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the fourth quarter of 2025. The quarterly distribution was paid on February 13, 2026 to unitholders of record as of the close of business on January 30, 2026. The total amount paid was $1.2 billion, which includes $11 million for distribution equivalent rights (“DERs”) on phantom unit awards.
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

	For the Year Ended December 31,
	2025	2024	2023
NGL Pipelines & Services:
Sales of NGLs and related products	$14,415	$17,397	$14,846
Segment midstream services:
Natural gas processing and fractionation	1,261	1,349	1,278
Transportation	1,299	1,151	1,090
Storage and terminals	341	379	431
Total segment midstream services	2,901	2,879	2,799
Total NGL Pipelines & Services	17,316	20,276	17,645
Crude Oil Pipelines & Services:
Sales of crude oil	19,560	20,389	18,185
Segment midstream services:
Transportation	770	779	744
Storage and terminals	431	412	407
Total segment midstream services	1,201	1,191	1,151
Total Crude Oil Pipelines & Services	20,761	21,580	19,336
Natural Gas Pipelines & Services:
Sales of natural gas	2,355	1,458	2,373
Segment midstream services:
Transportation	1,812	1,546	1,403
Total segment midstream services	1,812	1,546	1,403
Total Natural Gas Pipelines & Services	4,167	3,004	3,776
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	9,010	10,013	7,689
Segment midstream services:
Fractionation and isomerization	354	371	282
Transportation, including marine logistics	668	663	660
Storage and terminals	320	312	327
Total segment midstream services	1,342	1,346	1,269
Total Petrochemical & Refined Products Services	10,352	11,359	8,958
Total consolidated revenues	$52,596	$56,219	$49,715
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
Unbilled Revenue and Deferred Revenue
The following table provides information regarding our contract assets and contract liabilities at the dates indicated:

		December 31,
Contract Asset	Location	2025	2024
Unbilled revenue (current amount)	Prepaid and other current assets	$6	$9
Total		$6	$9

		December 31,
Contract Liability	Location	2025	2024
Deferred revenue (current amount)	Other current liabilities	$157	$168
Deferred revenue (noncurrent)	Other long-term liabilities	261	284
Total		$418	$452

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances during the years indicated:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2022	$6	$501
Amount included in opening balance transferred to other accounts during period (1)	(6)	(271)
Amount recorded during period (2)	81	956
Amounts recorded during period transferred to other accounts (1)	(70)	(656)
Other changes	–	(11)
Balance at December 31, 2023	$11	$519
Amount included in opening balance transferred to other accounts during period (1)	(11)	(242)
Amount recorded during period (2)	79	853
Amounts recorded during period transferred to other accounts (1)	(70)	(672)
Other changes	–	(6)
Balance at December 31, 2024	$9	$452
Amount included in opening balance transferred to other accounts during period (1)	(9)	(192)
Amount recorded during period (2)	86	814
Amounts recorded during period transferred to other accounts (1)	(80)	(650)
Other changes	–	(6)
Balance at December 31, 2025	$6	$418

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
Remaining Performance Obligations
The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year. These amounts represent the revenues we expect to recognize in future periods from these contracts as of December 31, 2025.
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

Period	Fixed Consideration
One year ended December 31, 2026	$4,480
One year ended December 31, 2027	4,270
One year ended December 31, 2028	3,836
One year ended December 31, 2029	2,999
One year ended December 31, 2030	2,227
Thereafter	9,294
Total	$27,106

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of total segment gross operating margin to income before income taxes for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Total segment gross operating margin	$10,054	$10,018	$9,376
Adjustments to reconcile total segment gross operating margin to income before income taxes (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	(2,477)	(2,343)	(2,215)
Asset impairment charges in operating costs and expenses	(50)	(57)	(30)
Net gains (losses) attributable to asset sales and related matters in operating costs and expenses	14	(2)	10
General and administrative costs	(251)	(244)	(231)
Non-refundable payments received from shippers attributable to make-up rights (2)	(55)	(75)	(52)
Subsequent recognition of revenues attributable to make-up rights (3)	31	41	71
Total other expense, net (4)	(1,367)	(1,303)	(1,228)
Income before income taxes	$5,899	$6,035	$5,701

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information
The following tables present segment revenues and significant segment expenses by segment, together with a reconciliation to segment gross operating margin, for the periods indicated:

	For the Year Ended December 31, 2025
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$17,308	$20,735	$4,149	$10,352	$52,544
Revenues from related parties	8	26	18	–	52
Intersegment and intrasegment revenues	67,059	42,375	960	21,146	131,540
Total segment revenues	84,375	63,136	5,127	31,498	184,136
Significant segment expenses:
Cost of sales	76,347	61,380	2,746	28,496	168,969
Variable operating costs and expenses (1)	844	140	77	453	1,514
Fixed operating costs and expenses (2)	1,750	408	758	1,129	4,045
Total significant segment expenses	78,941	61,928	3,581	30,078	174,528
Other segment income:
Equity in income of unconsolidated affiliates	83	271	5	2	361
Other segment items (3)	42	22	7	14	85
Total other segment income	125	293	12	16	446
Total segment gross operating margin	$5,559	$1,501	$1,558	$1,436	$10,054

Other financial information:
Capital expenditures	$3,326	$112	$1,628	$554	$5,620

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
•Crude Oil Pipelines & Services – Other miscellaneous segment items.
•Natural Gas Pipelines & Services – Other miscellaneous segment items.
•Petrochemical & Refined Products Services – Other miscellaneous segment items.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2024
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$20,264	$21,546	$2,992	$11,359	$56,161
Revenues from related parties	12	34	12	–	58
Intersegment and intrasegment revenues	48,822	54,415	667	25,352	129,256
Total segment revenues	69,098	75,995	3,671	36,711	185,475
Significant segment expenses:
Cost of sales	61,260	74,098	1,656	33,755	170,769
Variable operating costs and expenses (1)	745	132	73	373	1,323
Fixed operating costs and expenses (2)	1,682	414	676	1,048	3,820
Total significant segment expenses	63,687	74,644	2,405	35,176	175,912
Other segment income (expense):
Equity in income of unconsolidated affiliates	117	285	5	1	408
Other segment items (3)	20	10	6	11	47
Total other segment income	137	295	11	12	455
Total segment gross operating margin	$5,548	$1,646	$1,277	$1,547	$10,018

Other financial information:
Capital expenditures	$2,498	$161	$932	$953	$4,544

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
•Crude Oil Pipelines & Services – Subsequent recognition of revenues attributable to make-up rights.
•Natural Gas Pipelines & Services – Other miscellaneous segment items.
•Petrochemical & Refined Products Services – Other miscellaneous segment items.
Segment revenues include intersegment and intrasegment transactions, which are generally based on transactions made at market-based rates. Our consolidated revenues reflect the elimination of intercompany transactions. The following table reconciles total segment revenues as reported in the preceding tables to consolidated revenues as presented on our Statements of Consolidated Operations:

	For the Year Ended December 31,
	2025	2024	2023
Segment revenues:
NGL Pipelines & Services	$84,375	$69,098	$63,135
Crude Oil Pipelines & Services	63,136	75,995	76,458
Natural Gas Pipelines & Services	5,127	3,671	4,303
Petrochemical & Refined Products Services	31,498	36,711	27,840
Total segment revenues	184,136	185,475	171,736
Elimination of intersegment and intrasegment revenues	(131,540)	(129,256)	(122,021)
Total consolidated revenues	$52,596	$56,219	$49,715

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
The following table presents our segment assets, together with a reconciliation to our consolidated total assets, at the dates indicated:

	December 31,
	2025	2024
NGL Pipelines & Services	$24,999	$21,900
Crude Oil Pipelines & Services	11,097	11,390
Natural Gas Pipelines & Services	13,194	12,260
Petrochemical & Refined Products Services	11,725	11,350
Total segment assets	61,015	56,900
Construction in progress	2,400	4,138
Current assets	13,360	15,133
Other assets	1,127	997
Consolidated total assets	$77,902	$77,168
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information
The following table presents additional information regarding our consolidated revenues and costs and expenses for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Consolidated revenues:
NGL Pipelines & Services	$17,316	$20,276	$17,645
Crude Oil Pipelines & Services	20,761	21,580	19,336
Natural Gas Pipelines & Services	4,167	3,004	3,776
Petrochemical & Refined Products Services	10,352	11,359	8,958
Total consolidated revenues	$52,596	$56,219	$49,715

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$38,566	$42,580	$37,023
Other operating costs and expenses (1)	4,287	4,004	3,695
Depreciation, amortization and accretion	2,551	2,402	2,279
Asset impairment charges	50	57	30
Net losses (gains) attributable to asset sales and related matters	(14)	2	(10)
General and administrative costs	251	244	231
Total consolidated costs and expenses	$45,691	$49,289	$43,248

(1)Represents the cost of operating our plants, pipelines and other fixed assets excluding: depreciation, amortization and accretion; asset impairment charges; and net losses (gains) attributable to asset sales and related matters.
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
Major Customer Information
Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base. No single customer accounted for 10% or more of our consolidated revenues (thus constituting a “major customer”) for the year ended December 31, 2025. However, for the years ended December 31, 2024 and 2023, Vitol Holding B.V. and its affiliates (collectively, “Vitol”) accounted for $6.45 billion, or 11.5%, and $7.87 billion, or 15.8%, respectively, of our consolidated revenues. Vitol is a global energy and commodity trading company. Revenues earned from Vitol during 2024 and 2023 are included within each of our four business segments.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Earnings Per Unit
The following table presents our calculation of basic and diluted earnings per common unit for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$5,810	$5,897	$5,529
Earnings allocated to phantom unit awards (1)	(55)	(56)	(50)
Net income allocated to common unitholders	$5,755	$5,841	$5,479

Basic weighted-average number of common units outstanding	2,166	2,169	2,172

Basic earnings per common unit	$2.66	$2.69	$2.52

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$5,810	$5,897	$5,529
Net income attributable to preferred units	4	4	3
Net income attributable to limited partners	$5,814	$5,901	$5,532

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,166	2,169	2,172
Phantom units (2)	20	21	20
Preferred units (2)	2	2	2
Total	2,188	2,192	2,194

Diluted earnings per common unit	$2.66	$2.69	$2.52

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
Note 12. Acquisitions
Acquisition of Oxy Natural Gas Gathering Affiliate
In July 2025, we entered into definitive agreements to acquire an affiliate of Oxy that owns approximately 200 miles of natural gas gathering pipelines in the Midland Basin and to provide natural gas gathering and processing services to Oxy for production from approximately 73,000 dedicated acres across four counties in the Midland Basin.
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
The total cost of the acquisition was $583 million, consisting of $581 million in cash consideration and $2 million in transaction-related costs. This amount is reflected as a component of “Capital expenditures” on our Statements of Consolidated Cash Flows.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Equity-Based Awards
An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA. The following table summarizes compensation expense we recognized in connection with equity-based awards for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Equity-classified awards:
Phantom unit awards	$197	$178	$166
Profits interest awards	–	10	6
Total	$197	$188	$172
The fair value of equity-classified awards is amortized to earnings over the requisite service or vesting period. Equity-classified awards are expected to result in the issuance of the Partnership’s common units upon vesting.
The 2008 Enterprise Products Long-Term Incentive Plan (Fourth Amendment and Restatement)(referred to as the “2008 Plan”) is a plan under which any non-employee director, employee or consultants of EPCO, the Partnership or its affiliates providing services, directly or indirectly, for the Partnership or its subsidiaries may receive incentive compensation awards in the form of options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit awards, other unit-based awards or substitute awards.
The maximum number of the Partnership’s common units authorized for issuance under the 2008 Plan was 165,000,000 at December 31, 2025. The 2008 Plan is effective until November 22, 2032 or, if earlier, until (i) the time that all available common units under the 2008 Plan have been delivered to participants or (ii) the time of termination of the 2008 Plan by the Board of Directors of EPCO or by the Incentive Plan Administration Subcommittee of the Governance Committee of the Board of Enterprise GP. After giving effect to awards granted under the 2008 Plan through December 31, 2025, a total of 97,704,053 additional common units were available for issuance. After taking into account tax withholding requirements, we issued 5,346,387, 4,990,360 and 4,662,539 common units in connection with the vesting of phantom unit awards in the years ended December 31, 2025, 2024 and 2023, respectively.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents phantom unit award activity for the years indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2022	17,982,945	$23.94
Granted (2)	8,904,445	$25.80
Vested	(6,786,085)	$24.81
Forfeited	(544,054)	$24.52
Phantom unit awards at December 31, 2023	19,557,251	$24.47
Granted (3)	8,881,820	$26.25
Vested	(7,304,071)	$24.51
Forfeited	(542,749)	$25.39
Phantom unit awards at December 31, 2024	20,592,251	$25.21
Granted (4)	8,370,315	$33.08
Vested	(7,815,940)	$24.46
Forfeited	(564,660)	$28.44
Phantom unit awards at December 31, 2025	20,581,966	$28.60

(1)Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)The aggregate grant date fair value of phantom unit awards issued during 2023 was $230 million based on a grant date market price of the Partnership’s common units ranging from $25.80 to $26.70 per unit. An estimated annual forfeiture rate of 2.0% was applied to these awards.
(3)The aggregate grant date fair value of phantom unit awards issued during 2024 was $233 million based on a grant date market price of the Partnership’s common units ranging from $26.25 to $29.64 per unit. An estimated annual forfeiture rate of 2.0% was applied to these awards.
(4)The aggregate grant date fair value of phantom unit awards issued during 2025 was $277 million based on a grant date market price of the Partnership’s common units ranging from $30.56 to $33.21 per unit. An estimated annual forfeiture rate of 2.0% was applied to these awards.
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
The following table presents supplemental information regarding phantom unit awards for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Cash payments made in connection with DERs	$44	$43	$38
Total intrinsic value of phantom unit awards that vested during period	262	199	182
For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $229 million at December 31, 2025, of which our share of such cost is currently estimated to be $181 million. Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.2 years.
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
The Class B limited partner interests of EPD IV and EPCO II vested in March 2024 when the closing market price of the Partnership’s common units exceeded $29.02 per unit, and the Employee Partnerships were subsequently liquidated. Upon liquidation of the Employee Partnerships, assets having a then current fair market value equal to the Class A limited partner’s capital base in each Employee Partnership were distributed to the Class A limited partner. The remaining assets of each Employee Partnership were distributed to the Class B limited partners as residual profits, which represented the appreciation in value of the Employee Partnership’s assets since the date of EPCO Holdings’ contribution to it, as described above. The Employee Partnerships were terminated within 30 days following the vesting date.
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
During 2025, we entered into four treasury lock transactions to fix the seven-year treasury rate at a weighted-average rate of approximately 3.98% on an aggregate notional amount of $750 million. The purpose of these transactions was to hedge the underlying interest rate risk associated with debt issuances that occurred in June 2025 (see Note 7). Upon settlement of these treasury lock transactions in May 2025, we received total cash proceeds of $14 million. As cash flow hedges, gains on these derivative instruments are reflected as a component of accumulated other comprehensive income and will be amortized to earnings as a component of interest expense over seven years.
During 2024, we terminated and settled treasury lock transactions with a combined notional amount of $3.75 billion and made total cash payments of $33 million.
During 2023, we terminated and settled treasury lock transactions with a combined notional amount of $1.5 billion and received total cash proceeds of $21 million.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At December 31, 2025, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2025 (volume measures as noted):

	Volume (1)		Accounting Treatment
Derivative Purpose	Current (2)	Long-Term (2)
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted sales of natural gas (Bcf)	45.3	18.0	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	0.9	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	2.3	0.2	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	1.8	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	208.3	16.9	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	212.9	27.0	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	3.0	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	6.1	0.1	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	19.5	7.3	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	28.1	14.1	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	0.3	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.0	0.3	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	39.4	n/a	Mark-to-market
NGL risk management activities (MMBbls) (3)	58.3	6.4	Mark-to-market
Refined products risk management activities (MMBbls) (3)	7.8	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	4.6	n/a	Mark-to-market

(1)Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is March 2029, February 2026 and December 2027, respectively.
(3)Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.
The carrying amount of our inventories subject to fair value hedges was $6 million and $11 million at December 31, 2025 and 2024, respectively.
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
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity derivatives	Current assets	$403	Current assets	$210	Current liabilities	$312	Current liabilities	$178
Commodity derivatives	Other assets	26	Other assets	22	Other liabilities	13	Other liabilities	4
Total commodity derivatives		429		232		325		182
Total derivatives designated as hedging instruments		$429		$232		$325		$182

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$31	Current assets	$324	Current liabilities	$35	Current liabilities	$293
Commodity derivatives	Other assets	–	Other assets	19	Other liabilities	3	Other liabilities	20
Total commodity derivatives		31		343		38		313
Total derivatives not designated as hedging instruments		$31		$343		$38		$313
Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements. The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2025:
Commodity derivatives	$460	$–	$460	$(362)	$(98)	$–	$–
As of December 31, 2024:
Commodity derivatives	$575	$–	$575	$(495)	$(79)	$–	$1

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2025:
Commodity derivatives	$363	$–	$363	$(362)	$–	$–	$1
As of December 31, 2024:
Commodity derivatives	$495	$–	$495	$(495)	$–	$–	$–

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
The following tables present the effect of our derivative instruments designated as fair value hedges on our Statements of Consolidated Operations for the years indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2025	2024	2023
Commodity derivatives	Revenue	$5	$2	$7
Total		$5	$2	$7

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Year Ended December 31,
		2025	2024	2023
Commodity derivatives	Revenue	$(3)	$9	$(7)
Total		$(3)	$9	$(7)
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
The following tables present the effect of our derivative instruments designated as cash flow hedges on our Statements of Consolidated Operations and Statements of Consolidated Comprehensive Income for the years indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Year Ended December 31,
	2025	2024	2023
Interest rate derivatives	$14	$(2)	$(36)
Commodity derivatives – Revenue (1)	321	182	81
Commodity derivatives – Operating costs and expenses (1)	(36)	(67)	12
Total	$299	$113	$57

(1)The fair value of these derivative instruments will be reclassified to their respective locations on the Statement of Consolidated Operations when the forecasted transactions affect earnings.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Year Ended December 31,
		2025	2024	2023
Interest rate derivatives	Interest expense	$7	$6	$5
Commodity derivatives	Revenue	235	249	106
Commodity derivatives	Operating costs and expenses	(43)	(71)	4
Total		$199	$184	$115
Over the next twelve months, we expect to reclassify $7 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense. Likewise, we expect to reclassify $163 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $169 million as an increase in revenue and $6 million as an increase in operating costs and expenses.
The following table presents the effect of our derivative instruments not designated as hedging instruments on our Statements of Consolidated Operations for the years indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2025	2024	2023
Commodity derivatives	Revenue	$45	$26	$213
Commodity derivatives	Operating costs and expenses	(5)	(4)	–
Total		$40	$22	$213
The $40 million net gain recognized for the year ended December 31, 2025 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $52 million of net realized gains and $12 million of net unrealized mark-to-market losses attributable to commodity derivatives.
In total and inclusive of both fair value hedges and derivatives not designated as hedging instruments, unrealized mark-to-market gains (losses) included in gross operating margin were as follows for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Mark-to-market gains (losses) in gross operating margin:
NGL Pipelines & Services	$(3)	$(8)	$(25)
Crude Oil Pipelines & Services	(4)	21	(5)
Natural Gas Pipelines & Services	(10)	5	(1)
Petrochemical & Refined Products Services	1	2	(2)
Total mark-to-market impact on gross operating margin	$(16)	$20	$(33)
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	At December 31, 2025 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$172	$777	$–	$949
Impact of CME Rule 814	(170)	(319)	–	(489)
Total commodity derivatives	2	458	–	460
Total	$2	$458	$–	$460

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$32	$710	$–	$742
Impact of CME Rule 814	(31)	(348)	–	(379)
Total commodity derivatives	1	362	–	363
Total	$1	$362	$–	$363
In the aggregate, the fair value of our commodity hedging portfolios at December 31, 2025 was a net derivative asset of $207 million prior to the impact of CME Rule 814.

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
Financial assets and liabilities recorded on the balance sheet at December 31, 2025 and 2024 using significant unobservable inputs (Level 3) and changes in the fair value of our recurring Level 3 financial assets and liabilities on a combined basis during the related periods were not material to the Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature. The estimated total fair value of our fixed-rate debt obligations was $32.2 billion and $28.9 billion at December 31, 2025 and 2024, respectively. The aggregate carrying value of these debt obligations was $34.1 billion and $31.6 billion at December 31, 2025 and 2024, respectively. These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing. Changes in market rates of interest affect the fair value of our fixed-rate debt. The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based. We do not have any long-term investments in debt or equity securities recorded at fair value.
Note 15. Related Party Transactions
The following table summarizes our related party transactions for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Revenues – related parties:
Unconsolidated affiliates	$52	$58	$61
Costs and expenses – related parties:
EPCO and its privately held affiliates	$1,604	$1,472	$1,353
Unconsolidated affiliates	159	185	188
Total	$1,763	$1,657	$1,541
The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	December 31,
	2025	2024
Accounts receivable - related parties:
Unconsolidated affiliates	$1	$4

Accounts payable - related parties:
EPCO and its privately held affiliates	$195	$180
Unconsolidated affiliates	22	18
Total	$217	$198
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2025, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,259,470 common units	32.5%
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 59,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at December 31, 2025. These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO. An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.
The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates. EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any. During the years ended December 31, 2025, 2024 and 2023, we paid EPCO and its privately held affiliates cash distributions totaling $1.5 billion, $1.4 billion and $1.3 billion, respectively.
We lease office space from privately held affiliates of EPCO. For the years ended December 31, 2025, 2024 and 2023, we recognized $25 million, $23 million and $13 million, respectively, of related party operating lease expense in connection with these office space leases.
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
The following table presents our related party costs and expenses attributable to the ASA with EPCO for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Operating costs and expenses	$1,443	$1,294	$1,189
General and administrative expenses	134	152	141
Total costs and expenses	$1,577	$1,446	$1,330
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Relationships with Unconsolidated Affiliates
Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations. The following information summarizes significant related party transactions with our unconsolidated affiliates:
•For the years ended December 31, 2025, 2024 and 2023, we paid Seaway $26 million, $30 million and $27 million, respectively, for pipeline transportation and storage services in connection with our crude oil marketing activities. Revenues from Seaway were $17 million, $23 million and $25 million for the years ended December 31, 2025, 2024 and 2023, respectively.
•For the years ended December 31, 2025, 2024 and 2023, we purchased $72 million, $75 million and $80 million, respectively, of NGLs from VESCO.
•We pay Promix for the transportation, storage and fractionation of NGLs. Expenses with Promix were $39 million, $39 million and $36 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, we sell natural gas to Promix for its plant fuel requirements. Revenues from Promix were $12 million, $9 million and $11 million for the years ended December 31, 2025, 2024 and 2023, respectively.
•For the years ended December 31, 2025, 2024 and 2023, we paid Texas Express $3 million, $10 million and $27 million, respectively, for pipeline transportation services.
•We perform management services for certain of our unconsolidated affiliates. We charged such affiliates $15 million, $14 million and $11 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 16. Income Taxes
Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in “qualifying income” (as that term is defined in the Internal Revenue Code). We satisfied this requirement in each of the years ended December 31, 2025, 2024 and 2023 and, as a result, are not subject to federal income tax. However, our partners are individually responsible for paying federal income tax on their share of our taxable income. Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors. We do not have access to information regarding each partner’s individual tax basis in our limited partner interests.
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
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We did not rely on any uncertain tax positions in recording our income tax-related amounts during the years ended December 31, 2025, 2024 and 2023.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular Disclosures Regarding Income Taxes
Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Year Ended December 31,
	2025	2024	2023
Current portion of income tax provision:
Federal	$(2)	$(2)	$(12)
State	25	(18)	(20)
Total current portion	23	(20)	(32)
Deferred portion of income tax provision:
Federal	(17)	(16)	17
State	(29)	(28)	(29)
Foreign	–	(1)	–
Total deferred portion	(46)	(45)	(12)
Total provision for income taxes	$(23)	$(65)	$(44)
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2025		2024		2023
Pre-Tax Net Book Income (“NBI”)	$5,899		$6,035		$5,701

Income tax provision at the U.S. federal income tax rate	(1,239)	(21.0)%	(1,267)	(21.0)%	(1,197)	(21.0)%
Reduction (increase) in provision for income taxes resulting from:
Partnership income not subject to federal income tax	1,220	20.7%	1,250	20.7%	1,181	20.7%
Texas Margin Tax (1)	(3)	(0.1)%	(44)	(0.7)%	(49)	(0.9)%
Change in valuation allowance (2)	–	–%	–	–%	22	0.4%
Other	(1)	–%	(4)	(0.1)%	(1)	–%
Provision for income taxes	$(23)	(0.4)%	$(65)	(1.1)%	$(44)	(0.8)%

Effective income tax rate	(0.4)%		(1.1)%		(0.8)%

(1)Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.
(2)During 2023, management concluded that it is more likely than not that the deferred tax assets attributable to OTA will be fully realizable. As a result, for the year-end December 31, 2023, we recorded a full release of the valuation allowance against OTA’s deferred tax assets.
Deferred income taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	December 31,
	2025	2024
Deferred tax liabilities:
Attributable to investment in OTA (1)	$495	$462
Attributable to property, plant and equipment	172	151
Attributable to investments in other entities	4	5
Other	107	98
Total deferred tax liabilities	778	716
Deferred tax assets:
Net operating loss carryovers (2)	73	56
Temporary differences related to Texas Margin Tax	3	4
Total deferred tax assets	76	60
Total net deferred tax liabilities	$702	$656

(1)Represents the deferred tax liability balance held by our wholly owned subsidiary, OTA, which we acquired in March 2020.
(2)The loss amount presented as of December 31, 2025 has an indefinite carryover period. All losses are subject to limitations on their utilization.
The following table presents income taxes paid, net of refunds received, during the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023
Federal	$1	$2	$3
State	11	18	21
Total	$12	$20	$24

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no accruals for litigation contingencies at December 31, 2025 and 2024, respectively. We classify our accruals for litigation contingencies in our Consolidated Balance Sheets as a component of “Other current liabilities” or “Other long-term liabilities” based on management’s estimate regarding the timing of settlement. Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties. In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals. In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.
Commitments Under Equity Compensation Plans of EPCO
In accordance with our agreements with EPCO, we reimburse EPCO for our share of its compensation expense attributable to employees who perform management, administrative and operating functions for us. See Notes 13 and 15 for additional information regarding our accounting for equity-based awards and related party information, respectively.
Contractual Obligations
The following table summarizes our various contractual obligations at December 31, 2025. A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2026	2027	2028	2029	2030	Thereafter
Scheduled maturities of debt obligations	$34,707	$1,625	$1,575	$1,800	$1,250	$1,250	$27,207
Estimated cash interest payments	$28,309	$1,578	$1,509	$1,477	$1,409	$1,354	$20,982
Operating lease obligations (1)	$576	$111	$73	$52	$39	$36	$265
Finance lease obligations (2)	$18	$4	$4	$5	$3	$1	$1
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
NGLs	$2,836	$1,186	$1,186	$170	$131	$131	$32
Crude oil	$4,296	$1,226	$1,226	$965	$622	$257	$–
Other	$43	$7	$8	$8	$8	$7	$5
Service payment commitments	$271	$41	$38	$33	$25	$24	$110

Capital expenditure commitments	$51	$36	$15	$–	$–	$–	$–

(1)As of December 31, 2025, the difference between the total payments for operating lease obligations and the carrying value of our operating lease liabilities, which represents the present value of future operating lease payments, was $105 million.
(2)As of December 31, 2025, the difference between the total payments for finance lease obligations and the carrying value of our finance lease liabilities, which represents the present value of future finance lease payments, was $2 million.

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements. Amounts shown in the preceding table represent our scheduled future maturities of debt principal for the years indicated. See Note 7 for additional information regarding our consolidated debt obligations.
Estimated Cash Interest Payments
Our estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2025, the contractually scheduled maturities of such balances, and the applicable interest rates. Our estimated cash payments for interest are influenced by the long-term maturities of our $2.3 billion in junior subordinated notes (due June 2067 through February 2078). The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2025, as applicable, for each note through the respective maturity date. See Note 7 for information regarding fixed and weighted-average variable interest rates charged in 2025.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our finance lease agreements consist of leases of certain transportation equipment used in our trucking operations that include options to purchase the leased equipment, which we are reasonably certain to exercise. These lease agreements have terms that range from 4 to 6 years.
The following table presents information regarding operating and finance leases where we are the lessee at December 31, 2025:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Operating leases
Storage and pipeline facilities	$247	$246	10 years	4.8%
Transportation equipment	32	33	3 years	4.8%
Office and warehouse space	158	192	11 years	3.3%
Total operating leases	437	471
Finance leases
Transportation equipment	16	16	4 years	4.8%
Total finance leases	16	16
Total leases	$453	$487

(1)ROU asset amounts are a component of “Other assets” on our Consolidated Balance Sheet.
(2)At December 31, 2025, operating lease liabilities of $94 million and $377 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively. Additionally, at December 31, 2025, finance lease liabilities of $3 million and $13 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table disaggregates our total operating and finance lease expense for the years indicated:

	For the Year Ended December 31,
	2025	2024		2023
Long-term leases:
Fixed operating lease expense:
Non-cash lease expense (amortization of ROU assets)	$109	$95		$72
Related accretion expense on lease liability balances	17	17		14
Total fixed operating lease expense	126	112		86
Fixed finance lease expense:
Amortization of ROU assets (1)	2	–	*	–
Interest on finance lease liabilities (1)	1	–	*	–
Total fixed finance lease expense (1)	3	–	*	–
Variable lease expense	18	17		13
Total long-term lease expense	147	129		99
Short-term leases	163	121		111
Total lease expense	$310	$250		$210

(1)For the year ended December 31, 2024, total fixed finance lease expense, which include amortization of finance lease ROU assets and interest on finance lease liabilities, was less than $1 million.
*Amount is negligible.
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
Cash paid for operating lease liabilities recorded on our balance sheet was $129 million, $110 million and $87 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash paid for finance leases was $3 million for the year ended December 31, 2025. There were no cash payments for finance lease liabilities during the year ended December 31, 2024.
We do not have any significant operating leases where we are the lessor. Our operating lease income for the years ended December 31, 2025, 2024 and 2023 was $16 million, $15 million and $16 million, respectively. We do not have any direct financing or sales-type leases.
Purchase Obligations
We define purchase obligations as agreements with remaining terms in excess of one year to purchase goods or services that are enforceable and legally binding (i.e., unconditional) on us that specify all significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions and (iii) the approximate timing of the transactions. We classify our unconditional purchase obligations into the following categories:
•Product purchase commitments – We have long-term product purchase obligations for natural gas, NGLs, crude oil, and petrochemicals and refined products with third party suppliers. The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes. The preceding table presents our estimated future payment obligations under these contracts based on the contractual price in each agreement at December 31, 2025 applied to all future volume commitments. Actual future payment obligations may vary depending on prices at the time of delivery.
•Service payment commitments – We have long-term commitments to pay service providers, including those attributable to obligations under firm pipeline transportation contracts. Payment obligations vary by contract, but generally represent a price per unit of volume multiplied by a firm transportation volume commitment.
•We have long-term payment obligations relating to our capital expenditures, including our share of the capital expenditures of unconsolidated affiliates. These commitments represent unconditional payment obligations for services to be rendered or products to be delivered in connection with capital projects.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Long-Term Liabilities
The following table summarizes the components of “Other long-term liabilities” as presented on our Consolidated Balance Sheets at the dates indicated:

	December 31,
	2025	2024
Noncurrent portion of AROs (see Note 4)	$285	$259
Deferred revenues – non-current portion (see Note 9)	261	284
Operating lease liability – non-current portion	377	366
Derivative liabilities	16	24
Other	45	17
Total	$984	$950
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
Credit Risk
We may incur credit risk to the extent counterparties do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, crude oil, and petrochemicals and refined products and under long-term contracts with minimum volume commitments or fixed demand charges. Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk. Further, adverse economic conditions in our industry, such as those experienced in 2020, may increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings or small-scale companies. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees. However, these procedures and policies do not fully eliminate customer credit risk.

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
Beginning in April 2023, we maintain insurance coverage for general liability, excess liability, automotive liability and workers’ compensation that is separate from EPCO’s insurance program. For these policies, we are responsible to the extent that losses are within policy limits. We have reserves for both open claims asserted, and an estimate of claims incurred but not reported (“IBNR”). The IBNR reserve is estimated based on actuarial assumptions and analysis and is updated annually. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding litigation and possible state and national legislative measures could cause the actual costs to be higher or lower than estimated. Accordingly, these claims, if resolved in a manner different from the estimate, could have a material adverse impact on our financial position, results of operations and cash flows. Our reserve balance, which is a component of “Other current liabilities” on our Consolidated Balance Sheets, was $52 million and $39 million at December 31, 2025 and 2024, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Supplemental Cash Flow Information
The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Decrease (increase) in:
Accounts receivable – trade	$2,748	$(1,453)	$(810)
Accounts receivable – related parties	3	2	4
Inventories	122	(598)	(714)
Prepaid and other current assets	27	(152)	(651)
Other assets	58	38	31
Increase (decrease) in:
Accounts payable – trade	(147)	(182)	309
Accounts payable – related parties	19	(1)	(33)
Accrued product payables	(2,649)	1,867	849
Accrued interest	29	81	29
Other current liabilities	(182)	15	484
Other long-term liabilities	(152)	(123)	(53)
Net effect of changes in operating accounts	$(124)	$(506)	$(555)

Cash payments for interest, net of $182, $121 and $106 capitalized in 2025, 2024 and 2023, respectively	$1,352	$1,255	$1,228
We incurred liabilities for construction in progress that had not been paid at December 31, 2025, 2024 and 2023 of $401 million, $490 million and $400 million, respectively. Such amounts are not included under the caption “Capital expenditures” on the Statements of Consolidated Cash Flows.
The following table presents our cash proceeds from asset sales and other matters for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Recovery of construction costs (1)	$–	$–	$25
Sale of Transport 4	8	–	–
Sale of Bahia NGL Pipeline ownership interest	60	–	–
Other asset sales	14	14	17
Total	$82	$14	$42

(1)Amounts presented reflect the portion of cash receipts from the settlement of claims attributable to the partial recovery of construction costs incurred on the associated capital project.