Form 10-Q
period 2026-03-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2026-05-07
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑
There were 2,163,518,271 common units of Enterprise Products Partners L.P. outstanding at the close of business on April 30, 2026.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$191	$969
Restricted cash	203	276
Accounts receivable – trade, net of allowance for credit losses of $35 at March 31, 2026 and December 31, 2025	8,344	6,494
Accounts receivable – related parties	1	1
Inventories (see Note 3)	5,234	3,884
Derivative assets (see Note 13)	991	434
Prepaid and other current assets	713	1,302
Total current assets	15,677	13,360
Property, plant and equipment, net (see Note 4)	51,728	51,359
Investments in unconsolidated affiliates (see Note 5)	2,176	2,185
Intangible assets, net (see Note 6)	4,103	4,159
Goodwill (see Note 6)	5,712	5,712
Other assets	1,163	1,127
Total assets	$80,559	$77,902

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$2,712	$1,625
Accounts payable – trade	1,297	1,021
Accounts payable – related parties	108	217
Accrued product payables	11,183	8,183
Accrued interest	288	566
Derivative liabilities (see Note 13)	992	347
Other current liabilities	642	873
Total current liabilities	17,222	12,832
Long-term debt (see Note 7)	31,202	32,770
Deferred tax liabilities (see Note 15)	716	702
Other long-term liabilities	1,028	984
Commitments and contingent liabilities (see Note 16)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (45,412 units outstanding at March 31, 2026 and December 31, 2025)	44	44
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,163,518,271 units issued and outstanding at March 31, 2026, 2,161,760,683 units issued and outstanding at December 31, 2025)	30,838	30,700
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income (loss)	(15)	336
Total partners’ equity	29,526	29,739
Noncontrolling interests in consolidated subsidiaries	821	831
Total equity	30,347	30,570
Total liabilities, preferred units, and equity	$80,559	$77,902
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Third parties	$14,370	$15,404
Related parties	16	13
Total revenues (see Note 9)	14,386	15,417
Costs and expenses:
Operating costs and expenses:
Third party and other costs	12,075	13,298
Related parties	428	392
Total operating costs and expenses	12,503	13,690
General and administrative costs:
Third party and other costs	29	27
Related parties	35	33
Total general and administrative costs	64	60
Total costs and expenses (see Note 10)	12,567	13,750
Equity in income of unconsolidated affiliates	76	94
Operating income	1,895	1,761
Other income (expense):
Interest expense	(385)	(340)
Interest income	7	8
Other, net	1	1
Total other expense, net	(377)	(331)
Income before income taxes	1,518	1,430
Provision for income taxes (see Note 15)	(22)	(24)
Net income	1,496	1,406
Net income attributable to noncontrolling interests	(13)	(12)
Net income attributable to preferred units	(1)	(1)
Net income attributable to common unitholders	$1,482	$1,393

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$0.68	$0.64

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2026	2025

Net income	$1,496	$1,406
Other comprehensive income (loss):
Cash flow hedges: (see Note 13)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	(308)	22
Reclassification of losses (gains) to net income	(41)	26
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	–	2
Reclassification of gains to net income	(2)	(1)
Total cash flow hedges	(351)	49
Total other comprehensive income (loss)	(351)	49
Comprehensive income	1,145	1,455
Comprehensive income attributable to noncontrolling interests	(13)	(12)
Comprehensive income attributable to preferred units	(1)	(1)
Comprehensive income attributable to common unitholders	$1,131	$1,442

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$1,496	$1,406
Reconciliation of net income to net cash flow provided by operating activities:
Depreciation and accretion	555	511
Amortization of intangible assets	58	52
Amortization of major maintenance costs for reaction-based plants	25	16
Other amortization expense	63	57
Impairment of assets other than goodwill	8	10
Equity in income of unconsolidated affiliates	(76)	(94)
Distributions received from unconsolidated affiliates attributable to earnings	75	88
Net losses (gains) attributable to asset sales and related matters	1	(2)
Deferred income tax expense	14	11
Change in fair market value of derivative instruments	98	42
Non-cash expense related to long-term operating leases (see Note 16)	28	28
Net effect of changes in operating accounts (see Note 17)	(861)	203
Other operating activities	(15)	(14)
Net cash flow provided by operating activities	1,469	2,314
Investing activities:
Capital expenditures	(983)	(1,062)
Distributions received from unconsolidated affiliates attributable to the return of capital	11	15
Proceeds from asset sales and other matters	596	4
Other investing activities	(5)	(4)
Net cash flow used in investing activities	(381)	(1,047)
Financing activities:
Borrowings under debt agreements	22,489	19,103
Repayments of debt	(22,974)	(19,423)
Debt issuance costs	(4)	(12)
Cash distributions paid to common unitholders (see Note 8)	(1,189)	(1,159)
Cash payments made in connection with distribution equivalent rights	(11)	(11)
Cash distributions paid to noncontrolling interests	(23)	(13)
Cash contributions from noncontrolling interests	–	4
Repurchase of common units under 2019 Buyback Program	(116)	(60)
Other financing activities	(111)	(80)
Net cash flow used in financing activities	(1,939)	(1,651)
Net change in cash and cash equivalents, including restricted cash	(851)	(384)
Cash and cash equivalents, including restricted cash, at beginning of period	1,245	838
Cash and cash equivalents, including restricted cash, at end of period	$394	$454

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2025	$30,700	$(1,297)	$336	$831	$30,570
Net income	1,482	–	–	13	1,495
Cash distributions paid to common unitholders	(1,189)	–	–	–	(1,189)
Cash payments made in connection with distribution equivalent rights	(11)	–	–	–	(11)
Cash distributions paid to noncontrolling interests	–	–	–	(23)	(23)
Repurchase and cancellation of common units under 2019 Buyback Program	(116)	–	–	–	(116)
Amortization of fair value of equity-based awards	54	–	–	–	54
Cash flow hedges	–	–	(351)	–	(351)
Other, net	(82)	–	–	–	(82)
Balance, March 31, 2026	$30,838	$(1,297)	$(15)	$821	$30,347

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2024	$29,793	$(1,297)	$236	$857	$29,589
Net income	1,393	–	–	12	1,405
Cash distributions paid to common unitholders	(1,159)	–	–	–	(1,159)
Cash payments made in connection with distribution equivalent rights	(11)	–	–	–	(11)
Cash distributions paid to noncontrolling interests	–	–	–	(13)	(13)
Cash contributions from noncontrolling interests	–	–	–	4	4
Repurchase and cancellation of common units under 2019 Buyback Program	(60)	–	–	–	(60)
Amortization of fair value of equity-based awards	49	–	–	–	49
Cash flow hedges	–	–	49	–	49
Other, net	(78)	–	–	–	(78)
Balance, March 31, 2025	$29,927	$(1,297)	$285	$860	$29,775

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
We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees. EPCO, together with its privately held affiliates, owned approximately 32.5% of the Partnership’s common units outstanding at March 31, 2026.
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
Our results of operations for the three months ended March 31, 2026 are not necessarily indicative of results expected for the full year of 2026. In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC on February 27, 2026.
Note 2. Summary of Significant Accounting Policies
Apart from those matters described in this footnote, there have been no updates to our significant accounting policies since those reported under Note 2 of the 2025 Form 10-K.

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

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$191	$969
Restricted cash	203	276
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$394	$1,245
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
Note 3. Inventories
Our inventory amounts by product type were as follows at the dates indicated:

	March 31, 2026	December 31, 2025
NGLs	$3,592	$2,923
Petrochemicals and refined products	711	665
Crude oil	929	288
Natural gas	2	8
Total	$5,234	$3,884
Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value. The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Cost of sales (1)	$10,678	$12,005
Lower of cost or net realizable value adjustments recognized in cost of sales	1	2

(1)Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Property, Plant and Equipment
The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years	March 31, 2026	December 31, 2025
Plants, pipelines and facilities (1)(5)	3-45	$67,062	$66,498
Underground and other storage facilities (2)(6)	5-40	4,907	4,871
Transportation equipment (3)	3-10	302	294
Marine vessels (4)	15-30	979	970
Land		444	439
Construction in progress		2,639	2,400
Subtotal		76,333	75,472
Less accumulated depreciation		24,869	24,338
Subtotal property, plant and equipment, net		51,464	51,134
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)		264	225
Property, plant and equipment, net		$51,728	$51,359

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
(7)For reaction-based plants, we use the deferral method when accounting for major maintenance activities. Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project. On a weighted-average basis, the expected remaining amortization period for these costs is 1.8 years.
Property, plant and equipment at March 31, 2026 and December 31, 2025 includes $139 million and $141 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.
The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2025:

ARO liability balance, December 31, 2025	$290
Liabilities incurred (1)	–
Revisions in estimated cash flows (2)	–
Liabilities settled (3)	–
Accretion expense (4)	2
ARO liability balance, March 31, 2026	$292

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
Of the $292 million total ARO liability recorded at March 31, 2026, $3 million was reflected as a current liability and $289 million as a long-term liability.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Depreciation expense (1)	$553	$506
Capitalized interest (2)	24	45

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

	March 31, 2026	December 31, 2025
NGL Pipelines & Services	$566	$572
Crude Oil Pipelines & Services	1,577	1,581
Natural Gas Pipelines & Services	31	31
Petrochemical & Refined Products Services	2	1
Total	$2,176	$2,185
The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
NGL Pipelines & Services	$19	$20
Crude Oil Pipelines & Services	54	72
Natural Gas Pipelines & Services	2	2
Petrochemical & Refined Products Services	1	–
Total	$76	$94

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Intangible Assets and Goodwill
Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	March 31, 2026			December 31, 2025
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(291)	$158	$449	$(289)	$160
Contract-based intangibles	1,050	(189)	861	1,050	(177)	873
Segment total	1,499	(480)	1,019	1,499	(466)	1,033
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(733)	1,462	2,195	(710)	1,485
Contract-based intangibles	283	(280)	3	283	(280)	3
Segment total	2,478	(1,013)	1,465	2,478	(990)	1,488
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,351	(709)	642	1,351	(700)	651
Contract-based intangibles	1,152	(275)	877	1,150	(265)	885
Segment total	2,503	(984)	1,519	2,501	(965)	1,536
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(101)	80	181	(99)	82
Contract-based intangibles	50	(30)	20	50	(30)	20
Segment total	231	(131)	100	231	(129)	102
Total intangible assets	$6,711	$(2,608)	$4,103	$6,709	$(2,550)	$4,159
The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
NGL Pipelines & Services	$14	$11
Crude Oil Pipelines & Services	23	21
Natural Gas Pipelines & Services	19	18
Petrochemical & Refined Products Services	2	2
Total	$58	$52
The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2026	2027	2028	2029	2030
$169	$225	$222	$217	$217
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction. There has been no change in our goodwill amounts since those reported in our 2025 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Debt Obligations
The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	March 31, 2026	December 31, 2025
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$1,140	$–
Senior Notes FFF, 5.05% fixed-rate, due January 2026	–	750
Senior Notes PP, 3.70% fixed-rate, due February 2026	–	875
Senior Notes HHH, 4.60% fixed-rate, due January 2027	1,000	1,000
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
March 2026 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2027 (1)	–	–
Senior Notes LLL, 4.30% fixed-rate, due June 2028	800	800
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2030 (2)	–	–
Senior Notes MMM, 4.60% fixed-rate, due January 2031	1,350	1,350
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	1,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes III, 4.85% fixed-rate, due January 2034	1,000	1,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes JJJ 4.95% fixed-rate, due February 2035	1,100	1,100
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes NNN, 5.20% fixed-rate, due January 2036	1,500	1,500
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes KKK, 5.55% fixed-rate, due February 2055	1,400	1,400
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	31,940	32,425
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)	700	700
Total principal amount of senior and junior debt obligations	34,222	34,707
Other, non-principal amounts	(308)	(312)
Less current maturities of debt	(2,712)	(1,625)
Total long-term debt	$31,202	$32,770

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the three months ended March 31, 2026:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	3.78% to 4.06%	3.86%
EPO Junior Subordinated Notes C	6.71% to 6.83%	6.79%
EPO Junior Subordinated Notes D	6.90% to 7.10%	7.00%
Amounts borrowed under EPO’s March 2026 $1.5 Billion 364-Day Revolving Credit Agreement and March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement bear interest, at EPO’s election, equal to: (i) SOFR, plus an additional variable spread; or (ii) an alternate base rate, which is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) Adjusted Term SOFR, for an interest period of one month in effect on such day plus 1%, and a variable spread. The applicable spreads are determined based on EPO’s debt ratings.
Scheduled Maturities of Debt
The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2026 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Commercial Paper Notes	$1,140	$1,140	$–	$–	$–	$–	$–
Senior Notes	30,800	–	1,575	1,800	1,250	1,250	24,925
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$34,222	$1,140	$1,575	$1,800	$1,250	$1,250	$27,207
March 2026 $1.5 Billion 364-Day Revolving Credit Agreement
In March 2026, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2026 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement. As of March 31, 2026, there were no principal amounts outstanding under the March 2026 $1.5 Billion 364-Day Revolving Credit Agreement.
Under the terms of the March 2026 $1.5 Billion 364-Day Revolving Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein. The March 2026 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2027. To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable in March 2028. Borrowings under the March 2026 $1.5 Billion 364-Day Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.
The March 2026 $1.5 Billion 364-Day Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement. The March 2026 $1.5 Billion 364-Day Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.
EPO’s obligations under the March 2026 $1.5 Billion 364-Day Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Letters of Credit
At March 31, 2026, EPO had $35 million of letters of credit outstanding primarily related to our insurance program.
Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2026.
Parent-Subsidiary Guarantor Relationships
The Partnership acts as guarantor of the consolidated debt obligations of EPO. If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.
Note 8. Capital Accounts
Common Limited Partner Interests
The following table summarizes changes in the number of our common units outstanding since December 31, 2025:

Common units outstanding at December 31, 2025	2,161,760,683
Common unit repurchases under 2019 Buyback Program	(3,124,192)
Common units issued in connection with the vesting of phantom unit awards, net	4,866,420
Other	15,360
Common units outstanding at March 31, 2026	2,163,518,271
Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.
In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program). The Partnership did not issue any common units under its ATM program during the three months ended March 31, 2026. The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of March 31, 2026.
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
During the three months ended March 31, 2026 and 2025, the Partnership repurchased 3,124,192 and 1,803,215 common units, respectively, under the 2019 Buyback Program. The total cost of these repurchases, including commissions and fees, was $116 million and $60 million, respectively. Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition. At March 31, 2026, the remaining available capacity under the 2019 Buyback Program was $3.4 billion.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,866,420 new common units to employees in connection with the vesting of phantom unit awards during the three months ended March 31, 2026. See Note 12 for information regarding our phantom unit awards.
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
During the three months ended March 31, 2026, agents of the Partnership purchased 1,013,933 common units on the open market and delivered them to participants in the DRIP and EUPP. Apart from $1 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants. No other Partnership funds were used to satisfy these obligations. We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on May 14, 2026.
Preferred Units
As of March 31, 2026 and December 31, 2025, there were 45,412 Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding. There were no changes in the number of preferred units outstanding during the three months ended March 31, 2026.
We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.
During the three months ended March 31, 2026, the Partnership made quarterly cash distributions to its preferred unitholders of $1 million.
Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges		Other	Total
	Commodity Derivative Instruments	Interest Rate Derivative Instruments
Accumulated Other Comprehensive Income (Loss), December 31, 2025	$184	$150	$2	$336
Other comprehensive income (loss) for period, before reclassifications	(308)	–	–	(308)
Reclassification of losses (gains) to net income during period	(41)	(2)	–	(43)
Total other comprehensive income (loss) for period	(349)	(2)	–	(351)
Accumulated Other Comprehensive Income (Loss), March 31, 2026	$(165)	$148	$2	$(15)

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2024	$91	$143	$2	$236
Other comprehensive income (loss) for period, before reclassifications	22	2	–	24
Reclassification of losses (gains) to net income during period	26	(1)	–	25
Total other comprehensive income (loss) for period	48	1	–	49
Accumulated Other Comprehensive Income (Loss), March 31, 2025	$139	$144	$2	$285

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended March 31,
Losses (gains) on cash flow hedges:	Location	2026	2025
Interest rate derivatives	Interest expense	$(2)	$(1)
Commodity derivatives	Revenue	(51)	14
Commodity derivatives	Operating costs and expenses	10	12
Total		$(43)	$25
For information regarding our interest rate and commodity derivative instruments, see Note 13.
Cash Distributions
On April 9, 2026, we announced that the Board declared a quarterly cash distribution of $0.55 per common unit, or $2.20 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2026. The quarterly distribution is payable on May 14, 2026 to unitholders of record as of the close of business on April 30, 2026. The total amount to be paid is $1.2 billion, which includes $12 million for distribution equivalent rights (“DERs”) on phantom unit awards.
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

	For the Three Months Ended March 31,
	2026	2025
NGL Pipelines & Services:
Sales of NGLs and related products	$3,269	$4,651
Segment midstream services:
Natural gas processing and fractionation	342	352
Transportation	326	312
Storage and terminals	95	85
Total segment midstream services	763	749
Total NGL Pipelines & Services	4,032	5,400
Crude Oil Pipelines & Services:
Sales of crude oil	6,005	4,825
Segment midstream services:
Transportation	178	189
Storage and terminals	116	107
Total segment midstream services	294	296
Total Crude Oil Pipelines & Services	6,299	5,121
Natural Gas Pipelines & Services:
Sales of natural gas	632	785
Segment midstream services:
Transportation	475	436
Total segment midstream services	475	436
Total Natural Gas Pipelines & Services	1,107	1,221
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,599	3,326
Segment midstream services:
Fractionation and isomerization	87	103
Transportation, including marine logistics	179	175
Storage and terminals	83	71
Total segment midstream services	349	349
Total Petrochemical & Refined Products Services	2,948	3,675
Total consolidated revenues	$14,386	$15,417
Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Unbilled Revenue and Deferred Revenue
The following tables provide information regarding our contract assets and contract liabilities at March 31, 2026:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$9
Total		$9

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$161
Deferred revenue (noncurrent)	Other long-term liabilities	274
Total		$435

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances for the three months ended March 31, 2026:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2025	$6	$418
Amount included in opening balance transferred to other accounts during period (1)	(6)	(95)
Amount recorded during period (2)	23	238
Amounts recorded during period transferred to other accounts (1)	(14)	(123)
Other changes	–	(3)
Balance at March 31, 2026	$9	$435

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
Remaining Performance Obligations
The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year. These amounts represent the revenues we expect to recognize in future periods from these contracts as of March 31, 2026.

Period	Fixed Consideration
Nine months ended December 31, 2026	$3,374
One year ended December 31, 2027	4,359
One year ended December 31, 2028	3,887
One year ended December 31, 2029	3,055
One year ended December 31, 2030	2,292
Thereafter	9,449
Total	$26,416
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
The following table presents a reconciliation of total segment gross operating margin to income before income taxes for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Total segment gross operating margin	$2,642	$2,464
Adjustments to reconcile total segment gross operating margin to income before income taxes (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	(656)	(602)
Asset impairment charges in operating costs and expenses	(8)	(10)
Net gains (losses) attributable to asset sales and related matters in operating costs and expenses	(1)	2
General and administrative costs	(64)	(60)
Non-refundable payments received from shippers attributable to make-up rights (2)	(33)	(37)
Subsequent recognition of revenues attributable to make-up rights (3)	15	4
Total other expense, net (4)	(377)	(331)
Income before income taxes	$1,518	$1,430

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
(4)As presented on our Unaudited Condensed Statements of Consolidated Operations, Total other expense, net is comprised of Interest expense, Interest income and Other, net.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information
The following tables present segment revenues and significant segment expenses by segment, together with a reconciliation to segment gross operating margin, for the periods indicated:

	For the Three Months Ended March 31, 2026
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$4,028	$6,294	$1,100	$2,948	$14,370
Revenues from related parties	4	5	7	–	16
Intersegment and intrasegment revenues	16,548	11,727	352	4,918	33,545
Total segment revenues	20,580	18,026	1,459	7,866	47,931
Significant segment expenses:
Cost of sales	18,425	17,606	754	7,133	43,918
Variable operating costs and expenses (1)	221	37	18	132	408
Fixed operating costs and expenses (2)	477	121	192	292	1,082
Total significant segment expenses	19,123	17,764	964	7,557	45,408
Other segment income (expense):
Equity in income of unconsolidated affiliates	19	54	2	1	76
Other segment items (3)	27	13	(1)	4	43
Total other segment income	46	67	1	5	119
Total segment gross operating margin	$1,503	$329	$496	$314	$2,642

Other financial information:
Capital expenditures	$492	$27	$340	$124	$983

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

	For the Three Months Ended March 31,
	2026	2025
Segment revenues:
NGL Pipelines & Services	$20,580	$22,417
Crude Oil Pipelines & Services	18,026	15,743
Natural Gas Pipelines & Services	1,459	1,453
Petrochemical & Refined Products Services	7,866	10,870
Total segment revenues	47,931	50,483
Elimination of intersegment and intrasegment revenues	(33,545)	(35,066)
Total consolidated revenues	$14,386	$15,417
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our segment assets, together with a reconciliation to our consolidated total assets, at the dates indicated:

	March 31, 2026	December 31, 2025
NGL Pipelines & Services	$25,019	$24,999
Crude Oil Pipelines & Services	11,187	11,097
Natural Gas Pipelines & Services	13,136	13,194
Petrochemical & Refined Products Services	11,738	11,725
Total segment assets	61,080	61,015
Construction in progress	2,639	2,400
Current assets	15,677	13,360
Other assets	1,163	1,127
Consolidated total assets	$80,559	$77,902
Supplemental Revenue and Expense Information
The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Consolidated revenues:
NGL Pipelines & Services	$4,032	$5,400
Crude Oil Pipelines & Services	6,299	5,121
Natural Gas Pipelines & Services	1,107	1,221
Petrochemical & Refined Products Services	2,948	3,675
Total consolidated revenues	$14,386	$15,417

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$10,678	$12,005
Other operating costs and expenses (1)	1,134	1,059
Depreciation, amortization and accretion	682	618
Asset impairment charges	8	10
Net losses (gains) attributable to asset sales and related matters	1	(2)
General and administrative costs	64	60
Total consolidated costs and expenses	$12,567	$13,750

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Earnings Per Unit
The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,482	$1,393
Earnings allocated to phantom unit awards (1)	(15)	(13)
Net income allocated to common unitholders	$1,467	$1,380

Basic weighted-average number of common units outstanding	2,164	2,168

Basic earnings per common unit	$0.68	$0.64

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,482	$1,393
Net income attributable to preferred units	1	1
Net income attributable to limited partners	$1,483	$1,394

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,164	2,168
Phantom units (2)	22	21
Preferred units (2)	1	2
Total	2,187	2,191

Diluted earnings per common unit	$0.68	$0.64

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
Note 12. Equity-Based Awards
An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA. The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Equity-classified awards:
Phantom unit awards	$54	$49
Total	$54	$49
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Phantom Unit Awards
Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions). The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2025	20,581,966	$28.60
Granted (4)	8,060,595	$35.17
Vested	(7,122,419)	$27.19
Forfeited	(101,386)	$30.29
Phantom unit awards at March 31, 2026	21,418,756	$31.53

(1)Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)The aggregate grant date fair value of phantom unit awards issued during 2026 was $284 million based on a grant date market price of the Partnership’s common units ranging from $32.16 to $35.19 per unit. An estimated annual forfeiture rate of 2.0% was applied to these awards.
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
The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Cash payments made in connection with DERs	$11	$11
Total intrinsic value of phantom unit awards that vested during period	261	247
For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $437 million at March 31, 2026, of which our share of such cost is currently estimated to be $360 million. Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.4 years.

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
We do not have any interest rate derivative instruments outstanding at March 31, 2026.
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
At March 31, 2026, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2026 (volume measures as noted):

	Volume (1)		Accounting Treatment
Derivative Purpose	Current (2)	Long-Term (2)
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	20.3	n/a	Cash flow hedge
Forecasted sales of natural gas (Bcf)	38.2	13.5	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	9.0	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	5.0	1.7	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	0.6	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	218.1	27.2	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	216.7	26.1	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	2.9	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	5.0	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	23.3	7.2	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	30.7	14.2	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	0.7	0.3	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	46.5	n/a	Mark-to-market
NGL risk management activities (MMBbls) (3)	58.0	16.7	Mark-to-market
Refined products risk management activities (MMBbls) (3)	4.5	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	30.2	n/a	Mark-to-market
Commercial energy risk management activities (TWh) (3)	0.2	n/a	Mark-to-market

(1)Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is March 2029, December 2026 and December 2027, respectively.
(3)Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.
The carrying amount of our inventories subject to fair value hedges was $2 million and $6 million at March 31, 2026 and December 31, 2025, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
Derivative Instruments and Related Hedged Items
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2026		December 31, 2025		March 31, 2026		December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity derivatives	Current assets	$842	Current assets	$403	Current liabilities	$789	Current liabilities	$312
Commodity derivatives	Other assets	55	Other assets	26	Other liabilities	40	Other liabilities	13
Total commodity derivatives		897		429		829		325
Total derivatives designated as hedging instruments		$897		$429		$829		$325

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$149	Current assets	$31	Current liabilities	$203	Current liabilities	$35
Commodity derivatives	Other assets	1	Other assets	–	Other liabilities	9	Other liabilities	3
Total commodity derivatives		150		31		212		38
Total derivatives not designated as hedging instruments		$150		$31		$212		$38
Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements. The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2026:
Commodity derivatives	$1,047	$–	$1,047	$(1,037)	$(8)	$–	$2
As of December 31, 2025:
Commodity derivatives	$460	$–	$460	$(362)	$(98)	$–	$–

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2026:
Commodity derivatives	$1,041	$–	$1,041	$(1,037)	$–	$–	$4
As of December 31, 2025:
Commodity derivatives	$363	$–	$363	$(362)	$–	$–	$1
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
The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2026	2025
Commodity derivatives	Revenue	$(3)	$1
Total		$(3)	$1

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended March 31,
		2026	2025
Commodity derivatives	Revenue	$11	$–
Total		$11	$–
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended March 31,
	2026	2025
Interest rate derivatives	$–	$2
Commodity derivatives – Revenue (1)	(283)	18
Commodity derivatives – Operating costs and expenses (1)	(25)	4
Total	$(308)	$24

(1)The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended March 31,
		2026	2025
Interest rate derivatives	Interest expense	$2	$1
Commodity derivatives	Revenue	51	(14)
Commodity derivatives	Operating costs and expenses	(10)	(12)
Total		$43	$(25)
Over the next twelve months, we expect to reclassify $7 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense. Likewise, we expect to reclassify $161 million of losses attributable to commodity derivative instruments from accumulated other comprehensive loss to earnings, with $147 million as a decrease in revenue and $14 million as an increase in operating costs and expenses.
The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2026	2025
Commodity derivatives	Revenue	$(99)	$(21)
Commodity derivatives	Operating costs and expenses	(3)	(2)
Total		$(102)	$(23)
The $102 million net loss recognized for the three months ended March 31, 2026 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $5 million of net realized losses and $97 million of net unrealized mark-to-market losses attributable to commodity derivatives.
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

	At March 31, 2026 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$330	$1,575	$2	$1,907
Impact of CME Rule 814	(203)	(657)	–	(860)
Total commodity derivatives	127	918	2	1,047
Total	$127	$918	$2	$1,047

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$696	$1,386	$2	$2,084
Impact of CME Rule 814	(531)	(512)	–	(1,043)
Total commodity derivatives	165	874	2	1,041
Total	$165	$874	$2	$1,041

	At December 31, 2025 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$172	$777	$–	$949
Impact of CME Rule 814	(170)	(319)	–	(489)
Total commodity derivatives	2	458	–	460
Total	$2	$458	$–	$460

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$32	$710	$–	$742
Impact of CME Rule 814	(31)	(348)	–	(379)
Total commodity derivatives	1	362	–	363
Total	$1	$362	$–	$363
In the aggregate, the fair value of our commodity hedging portfolios at March 31, 2026 was a net derivative liability of $177 million prior to the impact of CME Rule 814.
Financial assets and liabilities recorded on the balance sheet at March 31, 2026 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature. The estimated total fair value of our fixed-rate debt obligations was $30.2 billion and $32.2 billion at March 31, 2026 and December 31, 2025, respectively. The aggregate carrying value of these debt obligations was $32.5 billion and $34.1 billion at March 31, 2026 and December 31, 2025, respectively. These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing. Changes in market rates of interest affect the fair value of our fixed-rate debt. The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based. We do not have any long-term investments in debt or equity securities recorded at fair value.
Note 14. Related Party Transactions
The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Revenues – related parties:
Unconsolidated affiliates	$16	$13
Costs and expenses – related parties:
EPCO and its privately held affiliates	$421	$387
Unconsolidated affiliates	42	38
Total	$463	$425
The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	March 31, 2026	December 31, 2025
Accounts receivable - related parties:
Unconsolidated affiliates	$1	$1
Accounts payable - related parties:
EPCO and its privately held affiliates	$88	$195
Unconsolidated affiliates	20	22
Total	$108	$217
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
At March 31, 2026, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,563,034 common units	32.5%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 59,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at March 31, 2026. These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO. An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.
The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates. EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any. During the three months ended March 31, 2026 and 2025, we paid EPCO and its privately held affiliates cash distributions totaling $374 million and $363 million, respectively.
We have no employees. All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers. We and our general partner are parties to the ASA. The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Operating costs and expenses	$382	$351
General and administrative expenses	31	29
Total costs and expenses	$413	$380
We lease office space from privately held affiliates of EPCO. For each of the three months ended March 31, 2026 and 2025, we recognized $6 million of related party operating lease expense in connection with these office space leases.
Note 15. Income Taxes
Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We did not rely on any uncertain tax positions in recording our income tax-related amounts during the three months ended March 31, 2026 and 2025.
Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended March 31,
	2026	2025
Current portion of income tax provision:
Federal	$(1)	$(1)
State	(7)	(12)
Total current portion	(8)	(13)
Deferred portion of income tax provision:
Federal	(4)	(4)
State	(10)	(7)
Total deferred portion	(14)	(11)
Total provision for income taxes	$(22)	$(24)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the benefit from (provision for) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended March 31,
	2026		2025
Pre-Tax Net Book Income (“NBI”)	$1,518		$1,430

Income tax provision at the U.S. federal income tax rate	(319)	(21.0)%	(300)	(21.0)%
Reduction (increase) in provision for income taxes resulting from:
Partnership income not subject to federal income tax	315	20.8%	296	20.7%
Texas Margin Tax (1)	(17)	(1.1)%	(19)	(1.3)%
Other	(1)	(0.1)%	(1)	(0.1)%
Provision for income taxes	$(22)	(1.4)%	$(24)	(1.7)%

Effective income tax rate	(1.4)%		(1.7)%

(1)Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.
The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	March 31, 2026	December 31, 2025
Deferred tax liabilities:
Attributable to investment in OTA (1)	$502	$495
Attributable to property, plant and equipment	183	172
Attributable to investments in other entities	4	4
Other	106	107
Total deferred tax liabilities	795	778
Deferred tax assets:
Net operating loss carryovers (2)	76	73
Temporary differences related to Texas Margin Tax	3	3
Total deferred tax assets	79	76
Total net deferred tax liabilities	$716	$702

(1)Represents the deferred tax liability balance held by our wholly owned subsidiary, OTA Holdings, Inc. (“OTA”), which we acquired in March 2020.
(2)The loss amount presented as of March 31, 2026 has an indefinite carryover period. All losses are subject to limitations on their utilization.
The following table presents income taxes paid, net of refunds received, during the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Federal	$1	$1
State	(1)	(4)
Total	$–	$(3)

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
There were no accruals for litigation contingencies at March 31, 2026 and December 31, 2025, respectively.
Contractual Obligations
Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements. In total, the principal amount of our consolidated debt obligations were $34.2 billion and $34.7 billion at March 31, 2026 and December 31, 2025, respectively. See Note 7 for additional information regarding our scheduled future maturities of debt principal.
Lease Accounting Matters
There has been no significant change in our operating and finance lease obligations since those disclosed in the 2025 Form 10-K.
The following table presents information regarding operating and finance leases where we are the lessee at March 31, 2026:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Operating leases
Storage and pipeline facilities	$236	$232	10 years	4.8%
Transportation equipment	29	30	3 years	4.8%
Office and warehouse space	155	189	11 years	3.3%
Total operating leases	420	451
Finance leases
Transportation equipment	15	15	3 years	4.8%
Total finance leases	15	15
Total leases	$435	$466

(1)ROU asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)At March 31, 2026, operating lease liabilities of $88 million and $363 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively. Additionally at March 31, 2026, finance lease liabilities of $3 million and $12 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table disaggregates our total operating and finance lease expense for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Long-term leases:
Fixed operating lease expense:
Non-cash lease expense (amortization of ROU assets)	$28	$28
Related accretion expense on lease liability balances	5	4
Total fixed operating lease expense	33	32
Fixed finance lease expense:
Amortization of ROU assets	1	–
Interest on finance lease liabilities	–	–
Total fixed finance lease expense	1	–
Variable lease expense	5	5
Total long-term lease expense	39	37
Short-term leases	42	35
Total lease expense	$81	$72

Cash paid for operating lease liabilities was $35 million and $34 million for the three months ended March 31, 2026 and 2025, respectively. Cash paid for finance leases was $1 million for the three months ended March 31, 2026.
Operating lease income was $5 million and $4 million for the three months ended March 31, 2026 and 2025, respectively.
Purchase Obligations
We have contractual future product purchase commitments for NGLs and crude oil representing enforceable and legally binding agreements as of the reporting date. In the ordinary course of business, we fulfill product purchase commitments with our third party suppliers. Outside of changes related to the ordinary course of business, our consolidated product purchase commitments at March 31, 2026 did not differ materially from those reported in our 2025 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Supplemental Cash Flow Information
The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Decrease (increase) in:
Accounts receivable – trade	$(1,852)	$1,384
Accounts receivable – related parties	1	2
Inventories	(1,266)	736
Prepaid and other current assets	360	111
Other assets	(2)	13
Increase (decrease) in:
Accounts payable – trade	284	(35)
Accounts payable – related parties	(108)	(107)
Accrued product payables	2,915	(1,374)
Accrued interest	(278)	(275)
Other current liabilities	(894)	(178)
Other long-term liabilities	(21)	(74)
Net effect of changes in operating accounts	$(861)	$203

Cash payments for interest, net of $24 and $45 capitalized during the three months ended March 31, 2026 and 2025, respectively	$659	$611
We incurred liabilities for construction in progress that had not been paid at March 31, 2026 and December 31, 2025 of $465 million and $401 million, respectively. Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.
The following table presents our cash proceeds from asset sales and other matters for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Sale of Bahia NGL Pipeline ownership interest (1)	$595	$–
Other asset sales	1	4
Total	$596	$4

(1)In December 2025, we completed the sale of a 40% undivided joint interest in our Bahia NGL Pipeline to ExxonMobil for approximately $655 million in cash. The cash consideration was payable in two installments, with $60 million received in December 2025 and the remaining $595 million received in January 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.
For the Three Months Ended March 31, 2026 and 2025
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as filed on February 27, 2026 with the U.S. Securities and Exchange Commission (“SEC”). Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q for the three months ended March 31, 2026 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.
Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2025 Form 10-K. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this quarterly report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.
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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees. EPCO, together with its privately held affiliates, owned approximately 32.5% of the Partnership’s common units outstanding at March 31, 2026.
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
As used in this quarterly report, the phrase “quarter-to-quarter” means the first quarter of 2026 compared to the first quarter of 2025.
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
The safe operation of our assets is a top priority. We are committed to protecting the environment and the health and safety of the public and those working on our behalf by conducting our business activities in a safe and environmentally responsible manner. For additional information, see “Environmental, Safety and Conservation” within the Regulatory Matters section of Part I, Items 1 and 2 of the 2025 Form 10-K.
Like many publicly traded partnerships, we have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.
Our financial position, results of operations and cash flows are subject to certain risks. For information regarding such risks, see “Risk Factors” included under Part I, Item 1A of the 2025 Form 10-K.

We provide investors access to additional information regarding the Partnership and our consolidated businesses, including information relating to governance procedures and principles, through our website, www.enterpriseproducts.com.
Selected Energy Commodity Price Data
The following table presents selected average index prices for natural gas and selected NGL products for the periods indicated:

	Natural Gas, $/MMBtu	Ethane, $/gallon	Propane, $/gallon	Normal Butane, $/gallon	Isobutane, $/gallon	Natural Gasoline, $/gallon
	(1)	(2)	(2)	(2)	(2)	(2)
2025 by quarter:
1st Quarter	$3.65	$0.27	$0.90	$1.06	$1.07	$1.53
2nd Quarter	$3.44	$0.24	$0.78	$0.88	$0.93	$1.32
3rd Quarter	$3.07	$0.23	$0.69	$0.86	$0.92	$1.30
4th Quarter	$3.55	$0.27	$0.62	$0.84	$0.88	$1.24
2025 Averages	$3.43	$0.25	$0.75	$0.91	$0.95	$1.35

2026 by quarter:
1st Quarter	$5.05	$0.23	$0.66	$0.88	$0.89	$1.50

(1)Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
(2)NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu, Texas Non-TET commercial index prices as reported by Oil Price Information Service, which is a division of Dow Jones.

The weighted-average indicative market price for NGLs was $0.57 per gallon in the first quarter of 2026 versus $0.67 per gallon in the first quarter of 2025.
The following table presents selected average index prices for crude oil for the periods indicated:

	WTI Crude Oil, $/barrel	Midland Crude Oil, $/barrel	Houston Crude Oil, $/barrel
	(1)	(2)	(2)
2025 by quarter:
1st Quarter	$71.42	$72.52	$72.81
2nd Quarter	$63.87	$64.42	$64.65
3rd Quarter	$64.93	$65.76	$66.09
4th Quarter	$59.14	$59.77	$60.05
2025 Averages	$64.84	$65.62	$65.90

2026 by quarter:
1st Quarter	$71.93	$73.97	$74.67

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
Income Statement Highlights
The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025
Revenues	$14,386	$15,417
Costs and expenses:
Operating costs and expenses:
Cost of sales	10,678	12,005
Other operating costs and expenses	1,134	1,059
Depreciation, amortization and accretion expenses	682	618
Asset impairment charges	8	10
Net losses (gains) attributable to asset sales and related matters	1	(2)
Total operating costs and expenses	12,503	13,690
General and administrative costs	64	60
Total costs and expenses	12,567	13,750
Equity in income of unconsolidated affiliates	76	94
Operating income	1,895	1,761
Other income (expense):
Interest expense	(385)	(340)
Other, net	8	9
Total other expense, net	(377)	(331)
Income before income taxes	1,518	1,430
Provision for income taxes	(22)	(24)
Net income	1,496	1,406
Net income attributable to noncontrolling interests	(13)	(12)
Net income attributable to preferred units	(1)	(1)
Net income attributable to common unitholders	$1,482	$1,393

Revenues
The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025
NGL Pipelines & Services:
Sales of NGLs and related products	$3,269	$4,651
Midstream services	763	749
Total	4,032	5,400
Crude Oil Pipelines & Services:
Sales of crude oil	6,005	4,825
Midstream services	294	296
Total	6,299	5,121
Natural Gas Pipelines & Services:
Sales of natural gas	632	785
Midstream services	475	436
Total	1,107	1,221
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,599	3,326
Midstream services	349	349
Total	2,948	3,675
Total consolidated revenues	$14,386	$15,417
First Quarter of 2026 Compared to First Quarter of 2025. Total revenues for the first quarter of 2026 decreased $1.0 billion when compared to the first quarter of 2025 primarily due to lower marketing revenues.
Revenues from the marketing of NGLs decreased $1.4 billion quarter-to-quarter primarily due to lower average sales prices. Revenues from the marketing of petrochemicals and refined products decreased $727 million quarter-to-quarter primarily due to lower sales volumes, which accounted for a $479 million decrease, and lower average sales prices, which accounted for an additional $248 million decrease. Revenues from the marketing of natural gas decreased $154 million quarter-to-quarter primarily due to lower average sales prices. Revenues from the marketing of crude oil increased a net $1.2 billion quarter-to-quarter primarily due to higher sales volumes, which accounted for a $1.4 billion increase, partially offset by lower average sales prices, which accounted for a $259 million decrease.
Revenues from midstream services for the first quarter of 2026 increased $51 million when compared to the first quarter of 2025 primarily due to higher demand for transportation services on our NGL and natural gas transportation assets.
Operating costs and expenses
Total operating costs and expenses for the first quarter of 2026 decreased $1.2 billion when compared to the first quarter of 2025.
Cost of sales
First Quarter of 2026 Compared to First Quarter of 2025. Cost of sales for the first quarter of 2026 decreased a net $1.3 billion when compared to the first quarter of 2025. The cost of sales associated with the marketing of NGLs decreased $1.9 billion quarter-to-quarter primarily due to lower average purchase prices. The cost of sales associated with the marketing of petrochemicals and refined products decreased $645 million quarter-to-quarter primarily due to lower volumes, which accounted for a $527 million decrease, and lower average purchase prices, which accounted for an additional $118 million decrease. The cost of sales associated with the marketing of crude oil increased a net $1.2 billion quarter-to-quarter primarily due to higher volumes which accounted for a $1.4 billion increase, partially offset by lower average purchase prices, which accounted for a $163 million decrease.
Other operating costs and expenses
Other operating costs and expenses for the first quarter of 2026 increased $75 million when compared to the first quarter of 2025 primarily due to higher employee compensation and chemical costs.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the first quarter of 2026 increased $64 million when compared to the first quarter of 2025 primarily due to higher depreciation expense on assets placed into full or limited service since the end of the first quarter of 2025.
General and administrative costs
General and administrative costs for the first quarter of 2026 increased $4 million when compared to the first quarter of 2025 primarily due to higher employee compensation costs.
Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for the first quarter of 2026 decreased $18 million when compared to the first quarter of 2025 primarily due to lower earnings from investments in crude pipelines.
Operating income
Operating income for the first quarter of 2026 increased $134 million when compared to the first quarter of 2025 due to the previously described quarter-to-quarter changes.
Interest expense
The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025
Interest charged on debt principal outstanding (1)	$403	$379
Impact of interest rate hedging program, including related amortization	(2)	(1)
Interest costs capitalized in connection with construction projects (2)	(24)	(45)
Other	8	7
Total	$385	$340

(1)The weighted-average interest rates on debt principal outstanding during the first quarters of 2026 and 2025 were 4.71% and 4.70%, respectively.
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
Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $24 million quarter-to-quarter. This increase was primarily due to the issuance of $2.0 billion and $1.65 billion of fixed-rate senior notes in June 2025 and November 2025, respectively, which accounted for a combined increase of $44 million quarter-to-quarter, partially offset by the retirement of $1.15 billion, $750 million and $875 million of fixed-rate senior notes in February 2025, January 2026 and February 2026, respectively, which accounted for a combined decrease of $18 million quarter-to-quarter.
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
The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025
Gross operating margin by segment:
NGL Pipelines & Services	$1,503	$1,418
Crude Oil Pipelines & Services	329	374
Natural Gas Pipelines & Services	496	357
Petrochemical & Refined Products Services	314	315
Total segment gross operating margin (1)	2,642	2,464
Net adjustment for shipper make-up rights	(18)	(33)
Total gross operating margin (non-GAAP)	$2,624	$2,431

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
The GAAP financial measure most directly comparable to total gross operating margin is operating income. For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2. The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025
Operating income	$1,895	$1,761
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	656	602
Asset impairment charges in operating costs and expenses	8	10
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	1	(2)
General and administrative costs	64	60
Total gross operating margin (non-GAAP)	$2,624	$2,431

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
NGL Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2026	2025
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$415	$373
NGL pipelines, storage and terminals	832	831
NGL fractionation	256	214
Total	$1,503	$1,418

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	4,881	4,447
NGL marine terminal volumes (MBPD)	1,097	994
NGL fractionation volumes (MBPD)	1,910	1,652
Equity NGL-equivalent production volumes (MBPD) (1)	234	225
Fee-based natural gas processing volumes (MMcf/d) (2,3)	7,478	7,181

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
Natural gas processing and related NGL marketing activities
First Quarter of 2026 Compared to First Quarter of 2025. Gross operating margin from natural gas processing and related NGL marketing activities for the first quarter of 2026 increased $42 million when compared to the first quarter of 2025.
Gross operating margin from our Midland Basin natural gas processing facilities increased $25 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $15 million increase, an 11 MBPD increase in equity NGL-equivalent production volumes, which accounted for a $7 million increase, and higher average processing fees, which accounted for an additional $4 million increase. Fee-based natural gas processing volumes at our Midland Basin natural gas processing facilities increased 31 MMcf/d quarter-to-quarter.
Gross operating margin from our Delaware Basin natural gas processing facilities increased a net $22 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $35 million increase, and higher fee-based natural gas processing volumes, which accounted for a $12 million increase, partially offset by a 10 MBPD decrease in equity NGL-equivalent production volumes, which accounted for an $18 million decrease, and higher operating costs, which accounted for an additional $7 million decrease. Fee-based natural gas processing volumes at our Delaware Basin natural gas processing facilities increased 242 MMcf/d quarter-to-quarter.
Gross operating margin from our NGL marketing activities increased a net $10 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $20 million increase, partially offset by lower average sales margins, which accounted for a $5 million decrease, and lower mark-to-market earnings, which accounted for an additional $4 million decrease.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $8 million quarter-to-quarter primarily due to lower average processing fees, which accounted for a $4 million decrease, and lower average processing margins (including the impact of hedging activities), which accounted for an additional $2 million decrease. On a combined basis, fee-based natural gas processing volumes and equity NGL-equivalent production volumes decreased 69 MMcf/d and increased 8 MBPD, respectively, quarter-to-quarter.
Gross operating margin from our South Texas natural gas processing facilities decreased $5 million quarter-to-quarter primarily due to higher operating costs. Fee-based natural gas processing volumes and equity NGL-equivalent production volumes decreased 12 MMcf/d and increased 3 MBPD, respectively, quarter-to-quarter.
NGL pipelines, storage and terminals
First Quarter of 2026 Compared to First Quarter of 2025. Gross operating margin from our NGL pipelines, storage and terminal assets during the first quarter of 2026 increased $1 million when compared to the first quarter of 2025.
A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral Pipeline, Shin Oak NGL Pipeline and Bahia NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines increased $22 million quarter-to-quarter primarily due to an increase in transportation volumes.
Gross operating margin from our Mont Belvieu area storage complex increased $11 million quarter-to-quarter primarily due to higher storage revenues.
Gross operating margin at our Morgan’s Point and Neches River Export Terminals increased a combined net $6 million quarter-to-quarter primarily due to an increase in ethane export volumes, which accounted for a $23 million increase, and higher other fee revenues, which accounted for an additional $3 million increase, partially offset by lower average loading fees, which accounted for a $10 million decrease, and higher operating costs, which accounted for an additional $10 million decrease. Ethane export volumes at these terminals increased a combined 104 MBPD quarter-to-quarter primarily due to contributions from the first phase of our Neches River export facility, which was placed into service in July 2025.
Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) decreased $42 million quarter-to-quarter primarily due to lower average loading fees. LPG export volumes at EHT decreased 1 MBPD quarter-to-quarter.
NGL fractionation
First Quarter of 2026 Compared to First Quarter of 2025. Gross operating margin from NGL fractionation during the first quarter of 2026 increased $42 million when compared to the first quarter of 2025.
Gross operating margin from our Mont Belvieu area NGL fractionation complex increased a net $33 million quarter-to-quarter primarily due to higher fractionation volumes, which accounted for a $46 million increase, and higher average fractionation fees (including the impact of hedging activities), which accounted for an additional $25 million increase, partially offset by higher operating costs, which accounted for a $29 million decrease, and lower ancillary service revenues, which accounted for an additional $9 million decrease. NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex increased 220 MBPD quarter-to-quarter primarily due to contributions from Frac 14, which was placed into service during the fourth quarter of 2025.
Crude Oil Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2026	2025
Segment gross operating margin	$329	$374

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,649	2,484
Crude oil marine terminal volumes (MBPD)	866	736

First Quarter of 2026 Compared to First Quarter of 2025. Gross operating margin from our Crude Oil Pipelines & Services segment for the first quarter of 2026 decreased $45 million when compared to the first quarter of 2025.
Gross operating margin from our Texas crude oil pipelines, related terminals and marketing activities (excluding the Seaway Pipeline) decreased a combined net $46 million quarter-to-quarter primarily due to lower average sales margins from marketing activities, which accounted for a $34 million decrease, lower transportation and related revenues, which accounted for a $24 million decrease and largely attributable to lower average transportation fees from our equity investment in the Eagle Ford Crude Oil Pipeline, and lower mark-to-market earnings, which accounted for an additional $11 million decrease, partially offset by higher sales volumes from marketing activities, which accounted for a $23 million increase. Crude oil transportation volumes on these pipelines increased a combined 83 MBPD (net to our interest) quarter-to-quarter.
Gross operating margin from crude oil activities at EHT decreased a net $2 million quarter-to-quarter primarily due to higher operating costs, which accounted for an $11 million decrease, and lower storage revenues, which accounted for an additional $5 million decrease, partially offset by higher loading and other revenues, which accounted for a $14 million increase. Crude oil marine terminal volumes at EHT increased 113 MBPD quarter-to-quarter.
Natural Gas Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2026	2025
Segment gross operating margin	$496	$357

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	21,171	20,310
First Quarter of 2026 Compared to First Quarter of 2025. Gross operating margin from our Natural Gas Pipelines & Services segment for the first quarter of 2026 increased $139 million when compared to the first quarter of 2025.
Gross operating margin from our natural gas marketing activities increased a net $111 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $134 million increase, partially offset by lower mark-to-market earnings, which accounted for a $23 million decrease.
Gross operating margin from our Texas Intrastate System increased $15 million quarter-to-quarter primarily due to higher capacity reservation fees and other revenues, which accounted for a $9 million increase, and a 388 BBtus/d increase in transportation volumes, which accounted for an additional $5 million increase.
Gross operating margin from our Acadian Gas System and Haynesville Gathering System increased a combined $8 million quarter-to-quarter primarily due to a 269 BBtus/d increase in transportation volumes.
Gross operating margin from our Midland Basin Gathering System increased a net $7 million quarter-to-quarter primarily due to a 157 BBtus/d increase in natural gas gathering volumes, which accounted for a $6 million increase, and higher other revenues, which accounted for a $6 million increase, partially offset by higher operating costs, which accounted for a $5 million decrease.
Gross operating margin from our Delaware Basin Gathering System increased a net $1 million quarter-to-quarter primarily due to a 396 BBtus/d increase in natural gas gathering volumes, which accounted for a $6 million increase, partially offset by higher operating costs, which accounted for a $5 million decrease.
Gross operating margin from our East Texas Gathering System decreased $4 million quarter-to-quarter primarily due to a 298 BBtus/d decrease in gathering volumes.

Petrochemical & Refined Products Services
The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2026	2025
Segment gross operating margin:
Propylene production and related activities	$152	$85
Butane isomerization and related operations	29	27
Octane enhancement and related plant operations	13	59
Refined products pipelines and related activities	69	105
Ethylene exports and related activities	36	20
Marine transportation and other services	15	19
Total	$314	$315

Selected volumetric data:
Propylene production volumes (MBPD)	124	113
Butane isomerization volumes (MBPD)	121	114
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	219	188
Octane enhancement and related plant sales volumes (MBPD) (1)	29	46
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	1,098	949
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	383	311

(1)Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Mont Belvieu area complex and our HPIB facility located adjacent to the Houston Ship Channel.
Propylene production and related activities
First Quarter of 2026 Compared to First Quarter of 2025. Gross operating margin from propylene production and related activities for the first quarter of 2026 increased $67 million when compared to the first quarter of 2025.
On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities increased a net $62 million quarter-to-quarter primarily due to higher average propylene sales margins, which accounted for a $52 million increase, and higher propylene sales volumes, which accounted for an additional $30 million increase, partially offset by lower other revenues, which accounted for a $17 million decrease. Propylene and associated by-product production volumes at these facilities increased a combined 8 MBPD quarter-to-quarter.
Butane isomerization and related operations
First Quarter of 2026 Compared to First Quarter of 2025. Gross operating margin from butane isomerization and related operations for the first quarter of 2026 increased $2 million when compared to the first quarter of 2025 primarily due to higher average sales margins and a 38 MBPD increase in isomerization and related DIB processing volumes.
Octane enhancement and related plant operations
First Quarter of 2026 Compared to First Quarter of 2025. Gross operating margin from our octane enhancement and related plant operations for the first quarter of 2026 decreased $46 million when compared to the first quarter of 2025 primarily due to lower sales volumes, which accounted for a $30 million decrease, and lower mark-to-market earnings, which accounted for an additional $13 million decrease. The quarter-to-quarter decrease in sales volumes at these facilities was primarily due to planned major maintenance activities at our octane enhancement plant during the first quarter of 2026, which were completed in April 2026.
Refined products pipelines and related activities
First Quarter of 2026 Compared to First Quarter of 2025. Gross operating margin from refined products pipelines and related activities for the first quarter of 2026 decreased $36 million when compared to the first quarter of 2025.
Gross operating margin from our refined products marketing activities decreased $35 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $24 million decrease, and lower non-cash, mark-to-market earnings, which accounted for an additional $11 million decrease.

Gross operating margin from our TE Products Pipeline System decreased a net $9 million quarter-to-quarter primarily due to higher operating costs, which accounted for an $8 million decrease, and lower other revenues, which accounted for an additional $3 million decrease, partially offset by a 112 MBPD increase in transportation volumes, which accounted for a $3 million increase.
Gross operating margin from our refined products terminal in Beaumont, Texas increased $4 million quarter-to-quarter primarily due to higher storage and other fee revenues, which accounted for a $3 million increase, and lower operating expenses, which accounted for an additional $2 million increase. Refined products marine terminal volumes at Beaumont increased 34 MBPD quarter-to-quarter.
Ethylene exports and related activities
First Quarter of 2026 Compared to First Quarter of 2025. Gross operating margin from ethylene exports and related activities for the first quarter of 2026 increased a net $16 million when compared to the first quarter of 2025 primarily due to a 41 MBPD increase in ethylene export volumes, which accounted for an $18 million increase, a 51 MBPD increase in transportation volumes, which accounted for an additional $4 million increase, partially offset by higher operating costs, which accounted for a $7 million decrease.
Marine transportation and other services
First Quarter of 2026 Compared to First Quarter of 2025. Gross operating margin from marine transportation and other services for the first quarter of 2026 decreased $4 million when compared to the first quarter of 2025 primarily due to higher operating costs.
Liquidity and Capital Resources
Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future. At March 31, 2026, we had $3.3 billion of consolidated liquidity. This amount was comprised of $191 million of unrestricted cash on hand and $3.1 billion of available borrowing capacity under EPO’s revolving credit facilities, which is the net of $4.2 billion of total borrowing capacity under EPO’s revolving credit facilities and $1.1 billion outstanding under EPO’s commercial paper program.
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
Enterprise Declares Cash Distribution for First Quarter of 2026
On April 9, 2026, we announced that the Board declared a quarterly cash distribution of $0.55 per common unit, or $2.20 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2026. The quarterly distribution is payable on May 14, 2026 to unitholders of record as of the close of business on April 30, 2026. The total amount to be paid is $1.2 billion, which includes $12 million for distribution equivalent rights on phantom unit awards.
The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval. Management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt
At March 31, 2026, the average maturity of EPO’s consolidated debt obligations was approximately 16.9 years. The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2026 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Commercial Paper Notes	$1,140	$1,140	$–	$–	$–	$–	$–
Senior Notes	30,800	–	1,575	1,800	1,250	1,250	24,925
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$34,222	$1,140	$1,575	$1,800	$1,250	$1,250	$27,207
In March 2026, EPO entered into a new 364-Day Revolving Credit Agreement (the “March 2026 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement. The March 2026 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2027. EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement. As of March 31, 2026, there are no principal amounts outstanding under this new revolving credit agreement.
For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
Credit Ratings
As of May 7, 2026, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, A3 from Moody’s and A- from Fitch Ratings. In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings. EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities. A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change. A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.
Common Unit Repurchases Under 2019 Buyback Program
In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors. In October 2025, we announced that the Board approved an increase to the authorized maximum aggregate purchase price (excluding fees, commissions and other ancillary expenses) of the Partnership’s common units that may be repurchased under the 2019 Buyback Program from $2.0 billion to $5.0 billion. The Partnership repurchased 3,124,192 common units during the three months ended March 31, 2026. The total cost of these repurchases, including commissions and fees was $116 million. As of March 31, 2026, the remaining available capacity under the 2019 Buyback Program was $3.4 billion.
Cash Flow Statement Highlights
The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Three Months Ended March 31,
	2026	2025
Net cash flow provided by operating activities	$1,469	$2,314
Net cash flow used in investing activities	381	1,047
Net cash flow used in financing activities	1,939	1,651

Net cash flow provided by operating activities are largely dependent on earnings from our consolidated business activities. Changes in energy commodity prices may impact the demand for natural gas, NGLs, crude oil, petrochemicals and refined products, which could impact sales of our products and the demand for our midstream services. Changes in demand for our products and services may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, public health emergencies, adverse weather conditions and government regulations affecting prices and production levels. We may also incur credit and price risk to the extent customers do not fulfill their contractual obligations to us in connection with our marketing activities and long-term take-or-pay and dedication agreements. For a more complete discussion of these and other risk factors pertinent to our business, see “Risk Factors” included under Part I, Item 1A of the 2025 Form 10-K.
For additional information regarding our cash flow amounts, please refer to the Unaudited Condensed Statements of Consolidated Cash Flows included under Part I, Item 1 of this quarterly report.
The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:
Operating activities
Net cash flow provided by operating activities for the first quarter of 2026 decreased a net $845 million when compared to the first quarter of 2025 primarily due to:
•a $1.1 billion quarter-to-quarter decrease from changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments; partially offset by
•a $232 million quarter-to-quarter increase resulting from higher partnership earnings (determined by adjusting our $90 million quarter-to-quarter increase in net income for changes in the non-cash items identified on our Unaudited Condensed Consolidated Statements of Consolidated Cash Flows).
For information regarding significant quarter-to-quarter changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.
Investing activities
Net cash flow used in investing activities during the first quarter of 2026 decreased $666 million when compared to the first quarter of 2025 primarily due to:
•a $592 million quarter-to-quarter increase in proceeds from asset sales and other matters primarily attributable to the $595 million second installment payment received in January 2026 related to the sale of a 40% undivided joint interest in the Bahia NGL Pipeline; and
•a $79 million quarter-to-quarter decrease in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).
Financing activities
Net cash flow used in financing activities during the first quarter of 2026 increased $288 million when compared to the first quarter of 2025 primarily due to:
•a net cash outflow of $489 million related to debt transactions that occurred during the first quarter of 2026 compared to a net cash outflow of $332 million related to debt transactions that occurred during the first quarter of 2025. During the first quarter of 2026, we repaid $1.63 billion aggregate principal amount of senior notes, partially offset by net issuances of $1.1 billion under EPO’s commercial paper program. During the first quarter of 2025, we repaid $1.15 billion aggregate principal amount of senior notes, partially offset by net issuances of $830 million under EPO’s commercial paper program;
•a $56 million quarter-to-quarter increase in the repurchase of common units under the 2019 Buyback Program; and
•a $30 million quarter-to-quarter increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit.

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

The following table summarizes our calculation of DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2026		2025
Net income attributable to common unitholders (GAAP) (1)	$1,482		$1,393
Adjustments to net income attributable to common unitholders to derive DCF and Operational DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	701		636
Cash distributions received from unconsolidated affiliates (2)	86		103
Equity in income of unconsolidated affiliates	(76)		(94)
Asset impairment charges	8		10
Change in fair market value of derivative instruments	98		42
Deferred income tax expense	14		11
Sustaining capital expenditures (3)	(205)		(102)
Other, net	3		10
Operational DCF (non-GAAP)	$2,111		$2,009
Proceeds from asset sales and other matters	596		4
DCF (non-GAAP)	$2,707		$2,013

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,202		$1,171

Cash distribution per common unit declared by Enterprise GP with respect to period (4)	$0.5500		$0.5350

Total DCF retained by the Partnership with respect to period (5)	$1,505		$842

Distribution coverage ratio (6)	2.3	x	1.7	x

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

The following table presents a reconciliation of net cash flow provided by operating activities to DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025
Net cash flow provided by operating activities (GAAP)	$1,469	$2,314
Adjustments to reconcile net cash flow provided by operating activities to DCF and Operational DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	861	(203)
Sustaining capital expenditures	(205)	(102)
Distributions received from unconsolidated affiliates attributable to the return of capital	11	15
Net income attributable to noncontrolling interests	(13)	(12)
Other, net	(12)	(3)
Operational DCF (non-GAAP)	$2,111	$2,009
Proceeds from asset sales and other matters	596	4
DCF (non-GAAP)	$2,707	$2,013
Capital Investments
Since the beginning of 2026, we have placed into service our second natural gas processing train at our Mentone West location in the Delaware Basin. We have approximately $5.3 billion of growth capital projects scheduled to be completed by the end of 2027, including the following projects (including their respective scheduled completion dates):
•natural gas gathering, compression and treating expansion projects in the Delaware and Midland Basins (2026 and 2027);
•the second phase of our Neches River Ethane / Propane Export Facility located in Orange County, Texas (second quarter of 2026);
•the expansion of our LPG and PGP export capacity at EHT, including Ref 4 (fourth quarter of 2026);
•a ninth natural gas processing train (“Athena”) in the Midland Basin (fourth quarter of 2026);
•a natural gas processing train in the Midland Basin (third quarter of 2027);
•a natural gas processing train in the Delaware Basin (fourth quarter of 2027); and
•the expansion and extension of the Bahia NGL Pipeline (fourth quarter of 2027).
Based on information currently available, we expect our total organic capital investments for 2026, net of contributions from noncontrolling interests, to approximate $3.5 to $3.8 billion, which reflects organic growth capital investments of $2.9 to $3.2 billion and sustaining capital expenditures of $580 million. In addition, we expect approximately $600 million in cash proceeds from asset sales and other matters during 2026, primarily from the second installment payment received in January 2026 related to the sale of a 40% undivided joint interest in our Bahia NGL Pipeline, which may be used to offset a portion of our forecasted organic growth capital investments.
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

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025
Capital investments: (1)
Growth capital projects (2)	$814	$959
Sustaining capital projects (3)	169	103
Total	$983	$1,062

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
Comparison of First Quarter of 2026 with First Quarter of 2025
In total, investments in growth capital projects decreased $145 million quarter-to-quarter primarily due to the following:
•lower investments at our Mont Belvieu area NGL fractionation complex (Frac 14 placed into service during the fourth quarter of 2025), which accounted for a $58 million decrease;
•lower investments in ethylene, ethane, and LPG export expansion and enhancement projects that support our Gulf Coast terminals (the first phase of our Neches River export facility placed into service in July 2025 and the second phase of enhancements at our Morgan’s Point terminal placed into service in December 2025), which accounted for an additional $46 million decrease; and
•lower investments in the construction of natural gas processing trains and related gathering system expansions in the Delaware and Midland Basins (two natural gas processing trains placed into service during the third quarter of 2025), which accounted for a $40 million decrease.
Investments attributable to sustaining capital projects increased $66 million quarter-to-quarter primarily due to higher major maintenance activities performed at certain of our reaction-based plants (e.g., our octane enhancement facilities) and fluctuations in timing and costs of pipeline integrity and similar projects.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our 2025 Form 10-K. The following types of estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:
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

Other Matters
Parent-Subsidiary Guarantor Relationship
The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”) (collectively, the “Guaranteed Debt”). If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At March 31, 2026, the total amount of Guaranteed Debt was $34.5 billion, which was comprised of $30.8 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes, $1.1 billion of commercial paper and $287 million of related accrued interest.
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
In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”). The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $55.2 billion at March 31, 2026. The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the first quarter of 2026 was $1.7 billion. Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership. EPO exercises control over the Non-Obligor Subsidiaries. We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing. Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	March 31, 2026	December 31, 2025
Current receivables from Non-Obligor Subsidiaries	$865	$487
Other current assets	7,524	7,035
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $55.2 billion at March 31, 2026 and $54.9 billion at December 31, 2025	9,457	9,519

Selected liability information:
Current portion of Guaranteed Debt, including interest of $287 million at March 31, 2026 and $566 million at December 31, 2025	$3,000	$2,190
Current payables to Non-Obligor Subsidiaries	1,659	1,344
Other current liabilities	5,687	4,416
Noncurrent portion of Guaranteed Debt, principal only	31,507	33,082
Noncurrent payables to Non-Obligor Subsidiaries	55	54
Other noncurrent liabilities	244	205

Mezzanine equity of Obligor Group:
Preferred units	$44	$44
The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Three Months Ended March 31, 2026	For the Twelve Months Ended December 31, 2025
Revenues from Non-Obligor Subsidiaries	$1,999	$16,128
Revenues from other sources	5,498	17,795
Operating income of Obligor Group	200	359
Net loss of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $1.7 billion for the three months ended March 31, 2026 and $6.9 billion for the twelve months ended December 31, 2025	(208)	(1,082)
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
At March 31, 2026, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas. For a summary of our portfolio of commodity derivative instruments outstanding, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
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

Natural gas marketing portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2025	March 31, 2026	April 15, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$10	$(41)	$(74)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	3	(54)	(91)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	17	(28)	(57)
NGL, petrochemical and refined products marketing, natural gas processing and octane enhancement portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2025	March 31, 2026	April 15, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$91	$54	$80
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	32	2	27
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	150	106	133
Crude oil marketing portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2025	March 31, 2026	April 15, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$102	$(184)	$(194)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	1	(303)	(284)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	203	(65)	(104)
Commercial energy derivative portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2025	March 31, 2026	April 15, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$4	$(6)	$(10)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	10	–	(5)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(2)	(12)	(15)
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 1A. RISK FACTORS.
An investment in our securities involves certain risks. Security holders and potential investors in our securities should carefully consider the risks described under “Risk Factors” set forth in Part I, Item 1A of our 2025 Form 10-K, in addition to other information in such annual report and this quarterly report. The risk factors set forth in our 2025 Form 10-K are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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
The Partnership made quarterly PIK distributions to preferred unitholders in the first quarter of 2026 of 22,424 preferred units. All PIK distributions made during the first quarter of 2026 were to OTA Holdings, Inc. (“OTA”), an indirect, wholly owned subsidiary of the Partnership. The preferred units held by OTA are accounted for as treasury units in consolidation. For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
The issuances of preferred units as PIK distributions during the first quarter of 2026 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.
Other than as described above, there were no sales of unregistered equity securities during the first quarter of 2026.
Issuer Purchases of Equity Securities
The following table summarizes our equity repurchase activity during the first quarter of 2026:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
January 2026	–	$–	–	$3,562,647
February 2026	914,299	$35.18	914,299	$3,530,483
March 2026	2,209,893	$37.43	2,209,893	$3,447,761
Vesting of phantom unit awards:
February 2026 (2)	2,254,919	$36.62	n/a	n/a
March 2026 (3)	1,080	$36.14	n/a	n/a

(1)In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of the Partnership’s common units. In October 2025, we announced that the 2019 Buyback Program was increased to authorize the repurchase of up to $5 billion of the Partnership’s common units. After giving effect to this increase, the remaining available capacity under the 2019 Buyback Program is $3.4 billion. Units repurchased under this program are cancelled immediately upon acquisition.
(2)Of the 7,118,344 phantom unit awards that vested in February 2026 and converted to common units, 2,254,919 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.
(3)Of the 4,075 phantom unit awards that vested in March 2026 and converted to common units, 1,080 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Enterprise GP adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.1
364-Day Revolving Credit Agreement, dated as of March 27, 2026, by and among Enterprise Products Operating LLC, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent, and certain financial institutions named therein, as Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 27, 2026).

10.2
Guaranty Agreement, dated as of March 27, 2026, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 27, 2026).

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at March 31, 2026.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
31.3#	Sarbanes-Oxley Section 302 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.3#	Sarbanes-Oxley Section 906 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
101#	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) in this Form 10-Q include the: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Statements of Consolidated Operations, (iii) Unaudited Condensed Statements of Consolidated Comprehensive Income, (iv) Unaudited Condensed Statements of Consolidated Cash Flows, (v) Unaudited Condensed Statements of Consolidated Equity and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104#	Cover Page Interactive Data File (embedded within the iXBRL document).
#	Filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2026.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President and Chief Financial Officer of the General Partner