Form 10-Q
period 2026-09-30
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2026-11-04
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑
There were 2,156,604,858 common units of Enterprise Products Partners L.P. outstanding at the close of business on October 31, 2026.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$232	$969
Restricted cash	107	276
Accounts receivable – trade, net of allowance for credit losses of $23 at September 30, 2026 and $35 at December 31, 2025	10,613	6,494
Accounts receivable – related parties	2	1
Inventories (see Note 3)	4,907	3,884
Derivative assets (see Note 13)	721	434
Prepaid and other current assets	899	1,302
Total current assets	17,481	13,360
Property, plant and equipment, net (see Note 4)	52,588	51,359
Investments in unconsolidated affiliates (see Note 5)	2,142	2,185
Intangible assets, net (see Note 6)	3,988	4,159
Goodwill (see Note 6)	5,712	5,712
Operating lease right-of-use assets, net (see Note 16)	737	437
Other assets	1,011	690
Total assets	$83,659	$77,902

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$2,234	$1,625
Accounts payable – trade	1,224	1,021
Accounts payable – related parties	204	217
Accrued product payables	13,074	8,183
Accrued interest	288	566
Derivative liabilities (see Note 13)	683	347
Current operating lease liabilities (see Note 16)	86	94
Other current liabilities	993	779
Total current liabilities	18,786	12,832
Long-term debt (see Note 7)	31,209	32,770
Deferred tax liabilities (see Note 15)	731	702
Long-term operating lease liabilities (see Note 16)	685	377
Other long-term liabilities	1,018	607
Commitments and contingent liabilities (see Note 16)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (45,412 units outstanding at September 30, 2026 and December 31, 2025)	44	44
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,156,604,858 units issued and outstanding at September 30, 2026, 2,161,760,683 units issued and outstanding at December 31, 2025)	31,719	30,700
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income (loss)	(43)	336
Total partners’ equity	30,379	29,739
Noncontrolling interests in consolidated subsidiaries	807	831
Total equity	31,186	30,570
Total liabilities, preferred units, and equity	$83,659	$77,902

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Third parties	$17,934	$12,009	$50,559	$38,765
Related parties	14	14	44	38
Total revenues (see Note 9)	17,948	12,023	50,603	38,803
Costs and expenses:
Operating costs and expenses:
Third party and other costs	15,538	9,956	43,229	32,442
Related parties	447	410	1,324	1,206
Total operating costs and expenses	15,985	10,366	44,553	33,648
General and administrative costs:
Third party and other costs	21	24	77	77
Related parties	39	37	111	112
Total general and administrative costs	60	61	188	189
Total costs and expenses (see Note 10)	16,045	10,427	44,741	33,837
Equity in income of unconsolidated affiliates	87	90	272	276
Operating income	1,990	1,686	6,134	5,242
Other income (expense):
Interest expense	(385)	(354)	(1,154)	(1,026)
Interest income	4	9	15	23
Other, net	46	2	46	4
Total other expense, net	(335)	(343)	(1,093)	(999)
Income before income taxes	1,655	1,343	5,041	4,243
Benefit from (provision for) income taxes (see Note 15)	(17)	13	(51)	(27)
Net income	1,638	1,356	4,990	4,216
Net income attributable to noncontrolling interests	(13)	(17)	(41)	(47)
Net income attributable to preferred units	(1)	(1)	(3)	(3)
Net income attributable to common unitholders	$1,624	$1,338	$4,946	$4,166

Earnings per unit: (see Note 11)
Basic earnings per common unit	$0.75	$0.61	$2.27	$1.91
Diluted earnings per common unit	$0.75	$0.61	$2.27	$1.90

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$1,638	$1,356	$4,990	$4,216
Other comprehensive income (loss):
Cash flow hedges: (see Note 13)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	(247)	65	(548)	87
Reclassification of losses (gains) to net income	31	(35)	174	(68)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	–	–	–	14
Reclassification of gains to net income	(1)	(2)	(5)	(5)
Total cash flow hedges	(217)	28	(379)	28
Total other comprehensive income (loss)	(217)	28	(379)	28
Comprehensive income	1,421	1,384	4,611	4,244
Comprehensive income attributable to noncontrolling interests	(13)	(17)	(41)	(47)
Comprehensive income attributable to preferred units	(1)	(1)	(3)	(3)
Comprehensive income attributable to common unitholders	$1,407	$1,366	$4,567	$4,194

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$4,990	$4,216
Reconciliation of net income to net cash flow provided by operating activities:
Depreciation and accretion	1,695	1,561
Amortization of intangible assets	176	159
Amortization of major maintenance costs for reaction-based plants	88	49
Amortization of finance lease right-of-use assets	10	2
Other amortization expense	193	170
Impairment of assets other than goodwill	24	38
Equity in income of unconsolidated affiliates	(272)	(276)
Distributions received from unconsolidated affiliates attributable to earnings	268	280
Net losses (gains) attributable to asset sales and related matters	2	(13)
Deferred income tax expense (benefit)	30	(1)
Change in fair market value of derivative instruments	(18)	24
Non-cash expense related to long-term operating leases (see Note 16)	76	82
Net effect of changes in operating accounts (see Note 17)	(433)	(169)
Other operating activities	6	(9)
Net cash flow provided by operating activities	6,835	6,113
Investing activities:
Capital expenditures	(3,199)	(4,319)
Investments in unconsolidated affiliates	–	(1)
Distributions received from unconsolidated affiliates attributable to the return of capital	50	56
Proceeds from asset sales and other matters	600	21
Other investing activities	(22)	(13)
Net cash flow used in investing activities	(2,571)	(4,256)
Financing activities:
Borrowings under debt agreements	75,136	71,034
Repayments of debt	(76,101)	(69,349)
Debt issuance costs	(6)	(29)
Monetization of interest rate derivative instruments	–	14
Cash distributions paid to common unitholders (see Note 8)	(3,588)	(3,499)
Cash payments made in connection with distribution equivalent rights	(35)	(33)
Cash distributions paid to noncontrolling interests	(66)	(68)
Cash contributions from noncontrolling interests	1	5
Repurchase of common units under 2019 Buyback Program	(387)	(250)
Other financing activities	(124)	(88)
Net cash flow used in financing activities	(5,170)	(2,263)
Net change in cash and cash equivalents, including restricted cash	(906)	(406)
Cash and cash equivalents, including restricted cash, at beginning of period	1,245	838
Cash and cash equivalents, including restricted cash, at end of period	$339	$432

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, June 30, 2026	$31,371	$(1,297)	$174	$816	$31,064
Net income	1,624	–	–	13	1,637
Cash distributions paid to common unitholders	(1,209)	–	–	–	(1,209)
Cash payments made in connection with distribution equivalent rights	(12)	–	–	–	(12)
Cash distributions paid to noncontrolling interests	–	–	–	(22)	(22)
Repurchase and cancellation of common units under 2019 Buyback Program	(112)	–	–	–	(112)
Amortization of fair value of equity-based awards	58	–	–	–	58
Cash flow hedges	–	–	(217)	–	(217)
Other, net	(1)	–	–	–	(1)
Balance, September 30, 2026	$31,719	$(1,297)	$(43)	$807	$31,186

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2025	$30,700	$(1,297)	$336	$831	$30,570
Net income	4,946	–	–	41	4,987
Cash distributions paid to common unitholders	(3,588)	–	–	–	(3,588)
Cash payments made in connection with distribution equivalent rights	(35)	–	–	–	(35)
Cash distributions paid to noncontrolling interests	–	–	–	(66)	(66)
Cash contributions from noncontrolling interests	–	–	–	1	1
Repurchase and cancellation of common units under 2019 Buyback Program	(387)	–	–	–	(387)
Amortization of fair value of equity-based awards	167	–	–	–	167
Cash flow hedges	–	–	(379)	–	(379)
Other, net	(84)	–	–	–	(84)
Balance, September 30, 2026	$31,719	$(1,297)	$(43)	$807	$31,186

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
We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees. EPCO, together with its privately held affiliates, owned approximately 32.6% of the Partnership’s common units outstanding at September 30, 2026.
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
Our results of operations for the nine months ended September 30, 2026 are not necessarily indicative of results expected for the full year of 2026. In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
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

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$232	$969
Restricted cash	107	276
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$339	$1,245
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
Note 3. Inventories
Our inventory amounts by product type were as follows at the dates indicated:

	September 30, 2026	December 31, 2025
NGLs	$3,706	$2,923
Petrochemicals and refined products	584	665
Crude oil	616	288
Natural gas	1	8
Total	$4,907	$3,884
Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value. The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales (1)	$13,993	$8,590	$38,831	$28,494
Lower of cost or net realizable value adjustments recognized in cost of sales	2	4	4	8

(1)Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Property, Plant and Equipment
The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years	September 30, 2026	December 31, 2025
Plants, pipelines and facilities (1)(5)	3-45	$69,158	$66,498
Underground and other storage facilities (2)(6)	5-40	4,997	4,871
Transportation equipment (3)	3-10	318	294
Marine vessels (4)	15-30	993	970
Land		449	439
Construction in progress		2,417	2,400
Subtotal		78,332	75,472
Less accumulated depreciation		25,945	24,338
Subtotal property, plant and equipment, net		52,387	51,134
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)		201	225
Property, plant and equipment, net		$52,588	$51,359

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
(7)For reaction-based plants, we use the deferral method when accounting for major maintenance activities. Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project. On a weighted-average basis, the expected remaining amortization period for these costs is 2.0 years.
Property, plant and equipment at September 30, 2026 and December 31, 2025 includes $198 million and $141 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.
The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2025:

ARO liability balance, December 31, 2025	$290
Liabilities incurred (1)	–
Revisions in estimated cash flows (2)	63
Liabilities settled (3)	(3)
Accretion expense (4)	13
ARO liability balance, September 30, 2026	$363

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
Of the $363 million total ARO liability recorded at September 30, 2026, $3 million was reflected as a current liability and $360 million as a long-term liability.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense (1)	$567	$527	$1,682	$1,545
Capitalized interest (2)	21	49	68	147

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

	September 30, 2026	December 31, 2025
NGL Pipelines & Services	$563	$572
Crude Oil Pipelines & Services	1,545	1,581
Natural Gas Pipelines & Services	32	31
Petrochemical & Refined Products Services	2	1
Total	$2,142	$2,185
The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
NGL Pipelines & Services	$24	$21	$64	$59
Crude Oil Pipelines & Services	61	68	201	212
Natural Gas Pipelines & Services	2	2	5	4
Petrochemical & Refined Products Services	–	(1)	2	1
Total	$87	$90	$272	$276

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Intangible Assets and Goodwill
Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	September 30, 2026			December 31, 2025
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(297)	$152	$449	$(289)	$160
Contract-based intangibles	1,050	(210)	840	1,050	(177)	873
Segment total	1,499	(507)	992	1,499	(466)	1,033
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(781)	1,414	2,195	(710)	1,485
Contract-based intangibles	283	(280)	3	283	(280)	3
Segment total	2,478	(1,061)	1,417	2,478	(990)	1,488
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,351	(726)	625	1,351	(700)	651
Contract-based intangibles	1,155	(297)	858	1,150	(265)	885
Segment total	2,506	(1,023)	1,483	2,501	(965)	1,536
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(104)	77	181	(99)	82
Contract-based intangibles	50	(31)	19	50	(30)	20
Segment total	231	(135)	96	231	(129)	102
Total intangible assets	$6,714	$(2,726)	$3,988	$6,709	$(2,550)	$4,159
The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
NGL Pipelines & Services	$14	$13	$41	$36
Crude Oil Pipelines & Services	23	21	71	63
Natural Gas Pipelines & Services	20	19	58	55
Petrochemical & Refined Products Services	2	2	6	5
Total	$59	$55	$176	$159
The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2026	2027	2028	2029	2030
$58	$228	$222	$217	$217
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction. There has been no change in our goodwill amounts since those reported in our 2025 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Debt Obligations
The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	September 30, 2026	December 31, 2025
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$660	$–
Senior Notes FFF, 5.05% fixed-rate, due January 2026	–	750
Senior Notes PP, 3.70% fixed-rate, due February 2026	–	875
Senior Notes HHH, 4.60% fixed-rate, due January 2027	1,000	1,000
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
March 2026 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due March 2027 (1)	–	–
July 2026 $1.0 Billion Incremental Credit Agreement, variable-rate, due March 2027	–	–
Senior Notes LLL, 4.30% fixed-rate, due June 2028	800	800
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement, variable-rate, due March 2030 (2)	–	–
Senior Notes MMM, 4.60% fixed-rate, due January 2031	1,350	1,350
Senior Notes GGG, 5.35% fixed-rate, due January 2033	1,000	1,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes III, 4.85% fixed-rate, due January 2034	1,000	1,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes JJJ, 4.95% fixed-rate, due February 2035	1,100	1,100
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes NNN, 5.20% fixed-rate, due January 2036	1,500	1,500
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes KKK, 5.55% fixed-rate, due February 2055	1,400	1,400
Senior Notes CCC, 3.95% fixed-rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	31,460	32,425
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)	232	232
EPO Junior Subordinated Notes D, variable-rate, due August 2077 (4)	350	350
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)	700	700
Total principal amount of senior and junior debt obligations	33,742	34,707
Other, non-principal amounts	(299)	(312)
Less current maturities of debt	(2,234)	(1,625)
Total long-term debt	$31,209	$32,770

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the nine months ended September 30, 2026:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	3.78% to 4.10%	3.92%
EPO Junior Subordinated Notes C	6.70% to 6.83%	6.74%
EPO Junior Subordinated Notes D	6.90% to 7.10%	6.95%
Amounts borrowed under EPO’s March 2026 $1.5 Billion 364-Day Revolving Credit Agreement, July 2026 $1.0 Billion Incremental Credit Agreement and March 2023 $2.7 Billion Multi-Year Revolving Credit Agreement bear interest, at EPO’s election, equal to: (i) SOFR, plus an additional variable spread; or (ii) an alternate base rate, which is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) Term SOFR or Adjusted Term SOFR (as applicable), for an interest period of one month in effect on such day plus 1%, and a variable spread. The applicable spreads are determined based on EPO’s debt ratings.
Scheduled Maturities of Debt
The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2026 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Commercial Paper Notes	$660	$660	$–	$–	$–	$–	$–
Senior Notes	30,800	–	1,575	1,800	1,250	1,250	24,925
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$33,742	$660	$1,575	$1,800	$1,250	$1,250	$27,207
March 2026 $1.5 Billion 364-Day Revolving Credit Agreement
In March 2026, EPO entered into a 364-Day Revolving Credit Agreement (the “March 2026 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement. As of September 30, 2026, there were no principal amounts outstanding under the March 2026 $1.5 Billion 364-Day Revolving Credit Agreement.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 2026 $1.0 Billion Incremental Credit Agreement
In July 2026, EPO entered into an additional revolving credit agreement (the “July 2026 $1.0 Billion Incremental Credit Agreement”). As of September 30, 2026, there were no principal amounts outstanding under the July 2026 $1.0 Billion Incremental Credit Agreement.
Under the new agreement, EPO may borrow up to $1.0 billion at a variable interest rate, subject to its terms and conditions. EPO may use proceeds from borrowings under the July 2026 $1.0 Billion Incremental Credit Agreement for working capital, capital expenditures, acquisitions and general company purposes. Amounts borrowed under the agreement mature on March 26, 2027, coinciding with the maturity date of EPO’s existing March 2026 $1.5 Billion 364-Day Revolving Credit Agreement.
The July 2026 $1.0 Billion Incremental Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement. The agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.
EPO’s obligations under the July 2026 $1.0 Billion Incremental Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.
Letters of Credit
At September 30, 2026, EPO had $107 million of letters of credit outstanding primarily related to our insurance program.
Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at September 30, 2026.
Parent-Subsidiary Guarantor Relationships
The Partnership acts as guarantor of the consolidated debt obligations of EPO. If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.
Note 8. Capital Accounts
Common Limited Partner Interests
The following table summarizes changes in the number of our common units outstanding since December 31, 2025:

Common units outstanding at December 31, 2025	2,161,760,683
Common unit repurchases under 2019 Buyback Program	(3,124,192)
Common units issued in connection with the vesting of phantom unit awards, net	4,866,420
Other	15,360
Common units outstanding at March 31, 2026	2,163,518,271
Common unit repurchases under 2019 Buyback Program	(4,166,738)
Common units issued in connection with the vesting of phantom unit awards, net	125,636
Common units outstanding at June 30, 2026	2,159,477,169
Common unit repurchases under 2019 Buyback Program	(2,922,742)
Common units issued in connection with the vesting of phantom unit awards, net	50,431
Common units outstanding at September 30, 2026	2,156,604,858
Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program). The Partnership did not issue any common units under its ATM program during the nine months ended September 30, 2026. The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of September 30, 2026. The current registration statement for the ATM program was declared effective on September 1, 2026 and replaced the prior registration statement with respect to such program.
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
During the three months ended September 30, 2026 and 2025, the Partnership repurchased 2,922,742 and 2,543,004 common units, respectively, under the 2019 Buyback Program. The total cost of these repurchases, including commissions and fees, was $112 million and $80 million, respectively. During the nine months ended September 30, 2026 and 2025, the Partnership repurchased 10,213,672 and 7,913,198 common units, respectively, under the 2019 Buyback Program. The total cost of these repurchases, including commissions and fees, was $387 million and $250 million, respectively. Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition. At September 30, 2026, the remaining available capacity under the 2019 Buyback Program was $3.2 billion.
Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 5,042,487 new common units to employees in connection with the vesting of phantom unit awards during the nine months ended September 30, 2026. See Note 12 for information regarding our phantom unit awards.
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
During the nine months ended September 30, 2026, agents of the Partnership purchased 2,946,971 common units on the open market and delivered them to participants in the DRIP and EUPP. Apart from $3 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants. No other Partnership funds were used to satisfy these obligations. We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on November 13, 2026.
Preferred Units
As of September 30, 2026 and December 31, 2025, there were 45,412 Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding. There were no changes in the number of preferred units outstanding during the three and nine months ended September 30, 2026.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the nine months ended September 30, 2026, the Partnership made quarterly cash distributions to its preferred unitholders of $3 million.
Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges		Other	Total
	Commodity Derivative Instruments	Interest Rate Derivative Instruments
Accumulated Other Comprehensive Income (Loss), December 31, 2025	$184	$150	$2	$336
Other comprehensive income (loss) for period, before reclassifications	(548)	–	–	(548)
Reclassification of losses (gains) to net income during period	174	(5)	–	169
Total other comprehensive income (loss) for period	(374)	(5)	–	(379)
Accumulated Other Comprehensive Income (Loss), September 30, 2026	$(190)	$145	$2	$(43)

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2024	$91	$143	$2	$236
Other comprehensive income (loss) for period, before reclassifications	87	14	–	101
Reclassification of losses (gains) to net income during period	(68)	(5)	–	(73)
Total other comprehensive income (loss) for period	19	9	–	28
Accumulated Other Comprehensive Income (Loss), September 30, 2025	$110	$152	$2	$264
The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Losses (gains) on cash flow hedges:	Location	2026	2025	2026	2025
Interest rate derivatives	Interest expense	$(1)	$(2)	$(5)	$(5)
Commodity derivatives	Revenue	22	(47)	144	(100)
Commodity derivatives	Operating costs and expenses	9	12	30	32
Total		$30	$(37)	$169	$(73)
For information regarding our interest rate and commodity derivative instruments, see Note 13.
Cash Distributions
On October 8, 2026, we announced that the Board declared a quarterly cash distribution of $0.56 per common unit, or $2.24 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2026. The quarterly distribution is payable on November 13, 2026 to unitholders of record as of the close of business on October 30, 2026. The total amount to be paid is $1.2 billion, which includes $12 million for distribution equivalent rights (“DERs”) on phantom unit awards.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
NGL Pipelines & Services:
Sales of NGLs and related products	$5,154	$2,736	$12,898	$10,110
Segment midstream services:
Natural gas processing and fractionation	390	341	1,125	989
Transportation	306	314	918	934
Storage and terminals	95	74	270	238
Total segment midstream services	791	729	2,313	2,161
Total NGL Pipelines & Services	5,945	3,465	15,211	12,271
Crude Oil Pipelines & Services:
Sales of crude oil	6,317	5,087	20,374	14,391
Segment midstream services:
Transportation	194	202	550	586
Storage and terminals	120	107	345	323
Total segment midstream services	314	309	895	909
Total Crude Oil Pipelines & Services	6,631	5,396	21,269	15,300
Natural Gas Pipelines & Services:
Sales of natural gas	665	476	1,462	1,893
Segment midstream services:
Transportation	523	456	1,492	1,331
Total segment midstream services	523	456	1,492	1,331
Total Natural Gas Pipelines & Services	1,188	932	2,954	3,224
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	3,856	1,919	10,149	7,020
Segment midstream services:
Fractionation and isomerization	75	70	248	257
Transportation, including marine logistics	173	156	518	488
Storage and terminals	80	85	254	243
Total segment midstream services	328	311	1,020	988
Total Petrochemical & Refined Products Services	4,184	2,230	11,169	8,008
Total consolidated revenues	$17,948	$12,023	$50,603	$38,803
Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Unbilled Revenue and Deferred Revenue
The following tables provide information regarding our contract assets and contract liabilities at September 30, 2026:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$9
Total		$9

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$168
Deferred revenue (noncurrent)	Other long-term liabilities	366
Total		$534

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances for the nine months ended September 30, 2026:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2025	$6	$418
Amount included in opening balance transferred to other accounts during period (1)	(6)	(138)
Amount recorded during period (2)	75	761
Amounts recorded during period transferred to other accounts (1)	(66)	(508)
Other changes	–	1
Balance at September 30, 2026	$9	$534

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
Remaining Performance Obligations
The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year. These amounts represent the revenues we expect to recognize in future periods from these contracts as of September 30, 2026.

Period	Fixed Consideration
Three months ended December 31, 2026	$1,178
One year ended December 31, 2027	4,663
One year ended December 31, 2028	4,139
One year ended December 31, 2029	3,289
One year ended December 31, 2030	2,507
Thereafter	10,039
Total	$25,815
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
The following table presents a reconciliation of total segment gross operating margin to income before income taxes for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment gross operating margin	$2,743	$2,383	$8,389	$7,318
Adjustments to reconcile total segment gross operating margin to income before income taxes (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	(675)	(625)	(2,002)	(1,837)
Asset impairment charges in operating costs and expenses	(7)	(17)	(24)	(38)
Net gains (losses) attributable to asset sales and related matters in operating costs and expenses	(3)	4	(2)	13
General and administrative costs	(60)	(61)	(188)	(189)
Non-refundable payments received from shippers attributable to make-up rights (2)	(10)	–	(53)	(43)
Subsequent recognition of revenues attributable to make-up rights (3)	2	2	14	18
Total other expense, net (4)	(335)	(343)	(1,093)	(999)
Income before income taxes	$1,655	$1,343	$5,041	$4,243

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information
The following tables present segment revenues and significant segment expenses by segment, together with a reconciliation to segment gross operating margin, for the periods indicated:

	For the Three Months Ended September 30, 2026
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$5,942	$6,624	$1,184	$4,184	$17,934
Revenues from related parties	3	7	4	–	14
Intersegment and intrasegment revenues	19,644	14,106	206	11,457	45,413
Total segment revenues	25,589	20,737	1,394	15,641	63,361
Significant segment expenses:
Cost of sales	23,338	20,258	745	14,767	59,108
Variable operating costs and expenses (1)	233	42	18	141	434
Fixed operating costs and expenses (2)	512	136	224	309	1,181
Total significant segment expenses	24,083	20,436	987	15,217	60,723
Other segment income:
Equity in income of unconsolidated affiliates	24	61	2	–	87
Other segment items (3)	5	5	2	6	18
Total other segment income	29	66	4	6	105
Total segment gross operating margin	$1,535	$367	$411	$430	$2,743

Other financial information:
Capital expenditures	$484	$22	$483	$69	$1,058

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
•NGL Pipelines & Services – Other miscellaneous segment items.
•Crude Oil Pipelines & Services – Other miscellaneous segment items.
•Natural Gas Pipelines & Services – Other miscellaneous segment items.
•Petrochemical & Refined Products Services – Other miscellaneous segment items.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine Months Ended September 30, 2026
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$15,202	$21,250	$2,938	$11,169	$50,559
Revenues from related parties	9	19	16	–	44
Intersegment and intrasegment revenues	54,879	42,754	791	25,821	124,245
Total segment revenues	70,090	64,023	3,745	36,990	174,848
Significant segment expenses:
Cost of sales	63,472	62,581	1,606	34,520	162,179
Variable operating costs and expenses (1)	651	121	59	413	1,244
Fixed operating costs and expenses (2)	1,493	372	626	910	3,401
Total significant segment expenses	65,616	63,074	2,291	35,843	166,824
Other segment income:
Equity in income of unconsolidated affiliates	64	201	5	2	272
Other segment items (3)	45	31	4	13	93
Total other segment income	109	232	9	15	365
Total segment gross operating margin	$4,583	$1,181	$1,463	$1,162	$8,389

Other financial information:
Capital expenditures	$1,515	$71	$1,302	$311	$3,199

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
•Crude Oil Pipelines & Services – Other miscellaneous segment items.
•Natural Gas Pipelines & Services – Other miscellaneous segment items.
•Petrochemical & Refined Products Services – Other miscellaneous segment items.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2025
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Segment Total
Segment revenues:
Revenues from third parties	$3,463	$5,389	$927	$2,230	$12,009
Revenues from related parties	2	7	5	–	14
Intersegment and intrasegment revenues	17,583	11,504	235	4,019	33,341
Total segment revenues	21,048	16,900	1,167	6,249	45,364
Significant segment expenses:
Cost of sales	19,093	16,450	616	5,484	41,643
Variable operating costs and expenses (1)	219	36	21	118	394
Fixed operating costs and expenses (2)	456	116	194	282	1,048
Total significant segment expenses	19,768	16,602	831	5,884	43,085
Other segment income (expense):
Equity in income (loss) of unconsolidated affiliates	21	68	2	(1)	90
Other segment items (3)	2	5	1	6	14
Total other segment income	23	73	3	5	104
Total segment gross operating margin	$1,303	$371	$339	$370	$2,383

Other financial information:
Capital expenditures	$1,097	$35	$674	$152	$1,958

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
(3)Other segment items for each segment primarily represent the following:
•NGL Pipelines & Services –Subsequent recognition of revenues attributable to make-up rights and other miscellaneous segment items.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Segment revenues:
NGL Pipelines & Services	$25,589	$21,048	$70,090	$63,875
Crude Oil Pipelines & Services	20,737	16,900	64,023	46,750
Natural Gas Pipelines & Services	1,394	1,167	3,745	3,893
Petrochemical & Refined Products Services	15,641	6,249	36,990	25,019
Total segment revenues	63,361	45,364	174,848	139,537
Elimination of intersegment and intrasegment revenues	(45,413)	(33,341)	(124,245)	(100,734)
Total consolidated revenues	$17,948	$12,023	$50,603	$38,803
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our segment assets, together with a reconciliation to our consolidated total assets, at the dates indicated:

	September 30, 2026	December 31, 2025
NGL Pipelines & Services	$25,585	$24,999
Crude Oil Pipelines & Services	11,045	11,097
Natural Gas Pipelines & Services	13,739	13,194
Petrochemical & Refined Products Services	11,644	11,725
Total segment assets	62,013	61,015
Construction in progress	2,417	2,400
Current assets	17,481	13,360
Operating lease right-of-use assets, net	737	437
Other assets	1,011	690
Consolidated total assets	$83,659	$77,902
Supplemental Revenue and Expense Information
The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated revenues:
NGL Pipelines & Services	$5,945	$3,465	$15,211	$12,271
Crude Oil Pipelines & Services	6,631	5,396	21,269	15,300
Natural Gas Pipelines & Services	1,188	932	2,954	3,224
Petrochemical & Refined Products Services	4,184	2,230	11,169	8,008
Total consolidated revenues	$17,948	$12,023	$50,603	$38,803

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$13,993	$8,590	$38,831	$28,494
Other operating costs and expenses (1)	1,269	1,119	3,596	3,241
Depreciation, amortization and accretion	713	644	2,100	1,888
Asset impairment charges	7	17	24	38
Net losses (gains) attributable to asset sales and related matters	3	(4)	2	(13)
General and administrative costs	60	61	188	189
Total consolidated costs and expenses	$16,045	$10,427	$44,741	$33,837

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Earnings Per Unit
The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,624	$1,338	$4,946	$4,166
Earnings allocated to phantom unit awards (1)	(15)	(12)	(47)	(39)
Net income allocated to common unitholders	$1,609	$1,326	$4,899	$4,127

Basic weighted-average number of common units outstanding	2,159	2,164	2,162	2,166

Basic earnings per common unit	$0.75	$0.61	$2.27	$1.91

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,624	$1,338	$4,946	$4,166
Net income attributable to preferred units	1	1	3	3
Net income attributable to limited partners	$1,625	$1,339	$4,949	$4,169

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,159	2,164	2,162	2,166
Phantom units (2)	21	20	21	21
Preferred units (2)	1	2	1	2
Total	2,181	2,186	2,184	2,189

Diluted earnings per common unit	$0.75	$0.61	$2.27	$1.90

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
Note 12. Equity-Based Awards
An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA. The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Equity-classified awards:
Phantom unit awards	$58	$50	$168	$149
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Phantom Unit Awards
Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions). The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2025	20,581,966	$28.60
Granted (4)	8,100,795	$35.18
Vested	(7,362,816)	$27.33
Forfeited	(389,078)	$31.54
Phantom unit awards at September 30, 2026	20,930,867	$31.54

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
The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cash payments made in connection with DERs	$12	$11	$35	$33
Total intrinsic value of phantom unit awards that vested during period	3	5	271	261
For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $306 million at September 30, 2026, of which our share of such cost is currently estimated to be $245 million. Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

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
We do not have any interest rate derivative instruments outstanding at September 30, 2026.
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
At September 30, 2026, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at September 30, 2026 (volume measures as noted):

	Volume (1)		Accounting Treatment
Derivative Purpose	Current (2)	Long-Term (2)
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	11.6	1.6	Cash flow hedge
Forecasted sales of natural gas (Bcf)	33.7	25.3	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	5.1	0.7	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	4.5	0.6	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	0.5	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	233.8	19.9	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	229.1	37.6	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	2.0	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	2.7	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	23.2	6.6	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	29.0	13.1	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	0.1	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	0.3	0.1	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	40.3	9.5	Mark-to-market
NGL risk management activities (MMBbls) (3)	31.8	7.3	Mark-to-market
Refined products risk management activities (MMBbls) (3)	1.6	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	22.8	7.6	Mark-to-market
Commercial energy risk management activities (TWh) (3)	0.5	0.8	Mark-to-market

(1)Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is March 2029, January 2027 and December 2028, respectively.
(3)Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.
The carrying amount of our inventories subject to fair value hedges was $1 million and $6 million at September 30, 2026 and December 31, 2025, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
Derivative Instruments and Related Hedged Items
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2026		December 31, 2025		September 30, 2026		December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity derivatives	Current assets	$645	Current assets	$403	Current liabilities	$610	Current liabilities	$312
Commodity derivatives	Other assets	36	Other assets	26	Other liabilities	57	Other liabilities	13
Total commodity derivatives		681		429		667		325
Total derivatives designated as hedging instruments		$681		$429		$667		$325

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$76	Current assets	$31	Current liabilities	$73	Current liabilities	$35
Commodity derivatives	Other assets	3	Other assets	–	Other liabilities	8	Other liabilities	3
Total commodity derivatives		79		31		81		38
Total derivatives not designated as hedging instruments		$79		$31		$81		$38
Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements. The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2026:
Commodity derivatives	$760	$–	$760	$(748)	$–	$(10)	$2
As of December 31, 2025:
Commodity derivatives	$460	$–	$460	$(362)	$(98)	$–	$–

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2026:
Commodity derivatives	$748	$–	$748	$(748)	$–	$–	$–
As of December 31, 2025:
Commodity derivatives	$363	$–	$363	$(362)	$–	$–	$1
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
The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Commodity derivatives	Revenue	$1	$–	$(2)	$4

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Commodity derivatives	Revenue	$–	$(2)	$11	$(4)
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate derivatives	$–	$–	$–	$14
Commodity derivatives – Revenue (1)	(241)	77	(492)	114
Commodity derivatives – Operating costs and expenses (1)	(6)	(12)	(56)	(27)
Total	$(247)	$65	$(548)	$101

(1)The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Interest rate derivatives	Interest expense	$1	$2	$5	$5
Commodity derivatives	Revenue	(22)	47	(144)	100
Commodity derivatives	Operating costs and expenses	(9)	(12)	(30)	(32)
Total		$(30)	$37	$(169)	$73
Over the next twelve months, we expect to reclassify $8 million of gains attributable to interest rate derivative instruments from accumulated other comprehensive income to earnings as a decrease in interest expense. Likewise, we expect to reclassify $142 million of net losses attributable to commodity derivative instruments from accumulated other comprehensive loss to earnings, with $138 million as a decrease in revenue and $4 million as an increase in operating costs and expenses.
The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Commodity derivatives	Revenue	$49	$(17)	$8	$30
Commodity derivatives	Operating costs and expenses	(6)	(5)	(9)	(4)
Total		$43	$(22)	$(1)	$26
The $1 million net loss recognized for the nine months ended September 30, 2026 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $19 million of net realized losses and $18 million of net unrealized mark-to-market gains attributable to commodity derivatives.
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

	At September 30, 2026 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$187	$1,439	$–	$1,626
Impact of CME Rule 814	(121)	(745)	–	(866)
Total commodity derivatives	66	694	–	760
Total	$66	$694	$–	$760

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$540	$1,264	$–	$1,804
Impact of CME Rule 814	(487)	(569)	–	(1,056)
Total commodity derivatives	53	695	–	748
Total	$53	$695	$–	$748

	At December 31, 2025 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$172	$777	$–	$949
Impact of CME Rule 814	(170)	(319)	–	(489)
Total commodity derivatives	2	458	–	460
Total	$2	$458	$–	$460

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$32	$710	$–	$742
Impact of CME Rule 814	(31)	(348)	–	(379)
Total commodity derivatives	1	362	–	363
Total	$1	$362	$–	$363
In the aggregate, the fair value of our commodity hedging portfolios at September 30, 2026 was a net derivative liability of $178 million prior to the impact of CME Rule 814.
Financial assets and liabilities recorded on the balance sheet at September 30, 2026 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature. The estimated total fair value of our fixed-rate debt obligations was $28.5 billion and $32.2 billion at September 30, 2026 and December 31, 2025, respectively. The aggregate carrying value of these debt obligations was $32.5 billion and $34.1 billion at September 30, 2026 and December 31, 2025, respectively. These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing. Changes in market rates of interest affect the fair value of our fixed-rate debt. The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based. We do not have any long-term investments in debt or equity securities recorded at fair value.
Note 14. Related Party Transactions
The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues – related parties:
Unconsolidated affiliates	$14	$14	$44	$38
Costs and expenses – related parties:
EPCO and its privately held affiliates	$429	$404	$1,283	$1,200
Unconsolidated affiliates	57	43	152	118
Total	$486	$447	$1,435	$1,318
The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	September 30, 2026	December 31, 2025
Accounts receivable - related parties:
Unconsolidated affiliates	$2	$1
Accounts payable - related parties:
EPCO and its privately held affiliates	$186	$195
Unconsolidated affiliates	18	22
Total	$204	$217
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
At September 30, 2026, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,584,914 common units	32.6%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 50,876,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at September 30, 2026. These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO. An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.
The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates. EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any. During each of the nine months ended September 30, 2026 and 2025, we paid EPCO and its privately held affiliates cash distributions totaling $1.1 billion.
We have no employees. All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers. We and our general partner are parties to the ASA. The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating costs and expenses	$387	$364	$1,163	$1,079
General and administrative expenses	36	33	100	101
Total costs and expenses	$423	$397	$1,263	$1,180
We lease office space from privately held affiliates of EPCO. For the three months ended September 30, 2026 and 2025, we recognized $7 million and $6 million, respectively, of related party operating lease expense in connection with these office space leases. For the nine months ended September 30, 2026 and 2025, we recognized $19 million and $18 million, respectively, of related party operating lease expense in connection with these office space leases.
Note 15. Income Taxes
Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We did not rely on any uncertain tax positions in recording our income tax-related amounts during the three and nine months ended September 30, 2026 and 2025.
Our federal and state income tax benefit (provision) is summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Current portion of income tax provision:
Federal	$–	$(1)	$(1)	$(2)
State	(6)	(3)	(20)	(26)
Total current portion	(6)	(4)	(21)	(28)
Deferred portion of income tax provision:
Federal	(6)	(4)	(15)	(12)
State	(5)	21	(15)	13
Total deferred portion	(11)	17	(30)	1
Total benefit from (provision for) income taxes	$(17)	$13	$(51)	$(27)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the benefit from (provision for) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
Pre-Tax Net Book Income (“NBI”)	$1,655		$1,343		$5,041		$4,243

Income tax provision at the U.S. federal income tax rate	(348)	(21.0)%	(282)	(21.0)%	(1,059)	(21.0)%	(891)	(21.0)%
Reduction (increase) in provision for income taxes resulting from:
Partnership income not subject to federal income tax	342	20.7%	277	20.6%	1,043	20.7%	877	20.7%
Texas Margin Tax (1)	(11)	(0.7)%	18	1.3%	(34)	(0.7)%	(12)	(0.3)%
Other	–	–%	–	–%	(1)	–%	(1)	–%
Benefit from (provision for) income taxes	$(17)	(1.0)%	$13	1.0%	$(51)	(1.0)%	$(27)	(0.6)%

Effective income tax rate	(1.0)%		1.0%		(1.0)%		(0.6)%

(1)Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.
The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	September 30, 2026	December 31, 2025
Deferred tax liabilities:
Attributable to investment in OTA (1)	$509	$495
Attributable to property, plant and equipment	187	172
Other	111	111
Total deferred tax liabilities	807	778
Deferred tax assets:
Net operating loss carryovers (2)	73	73
Temporary differences related to Texas Margin Tax	3	3
Total deferred tax assets	76	76
Total net deferred tax liabilities	$731	$702

(1)Represents the deferred tax liability balance held by our wholly owned subsidiary, OTA Holdings, Inc. (“OTA”), which we acquired in March 2020.
(2)The loss amount presented as of September 30, 2026 has an indefinite carryover period. All losses are subject to limitations on their utilization.
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
There were no material accruals for litigation contingencies at September 30, 2026 and December 31, 2025, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contractual Obligations
Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements. In total, the principal amount of our consolidated debt obligations were $33.7 billion and $34.7 billion at September 30, 2026 and December 31, 2025, respectively. See Note 7 for additional information regarding our scheduled future maturities of debt principal.
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
The following table presents information regarding operating and finance leases where we are the lessee at September 30, 2026:

	Balance Sheet Location
Operating leases:
ROU assets, net	Operating lease right-of-use assets, net	$737
Lease liabilities, current	Current operating lease liabilities	86
Lease liabilities, noncurrent	Long-term operating lease liabilities	685
Weighted-average remaining term		9 years
Weighted-average discount rate (1)		4.6%
Finance leases:
ROU assets, net	Other assets	$216
Lease liabilities, current	Other current liabilities	25
Lease liabilities, noncurrent	Other long-term liabilities	193
Weighted-average remaining term		7 years
Weighted-average discount rate (1)		5.0%

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table disaggregates our total operating and finance lease expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Long-term leases:
Fixed operating lease expense:
Non-cash lease expense (amortization of ROU assets)	$24	$27	$76	$82
Related accretion expense on lease liability balances	8	4	19	13
Total fixed operating lease expense	32	31	95	95
Fixed finance lease expense:
Amortization of ROU assets	7	1	10	2
Interest on finance lease liabilities	3	–	4	1
Total fixed finance lease expense	10	1	14	3
Variable lease expense	4	5	13	14
Total long-term lease expense	46	37	122	112
Short-term lease expense	22	45	99	118
Total lease expense	$68	$82	$221	$230

The following table presents supplemental cash flow and non-cash activity related to our operating and finance leases for the periods indicated:

	For the Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$95	$97
Operating cash outflows from finance leases	3	–
Financing cash outflows from finance leases	9	2
Non-cash change in lease liabilities from recognition of ROU assets:
Operating leases	$375	$22
Finance leases	210	15
The following table presents the maturities of our operating and finance lease liabilities at September 30, 2026:

	Operating	Finance
Period:
Three months ended December 31, 2026	$31	$8
One year ended December 31, 2027	115	35
One year ended December 31, 2028	106	36
One year ended December 31, 2029	101	34
One year ended December 31, 2030	99	32
Thereafter	494	117
Total undiscounted lease payments	$946	$262
Less implied interest	175	44
Total lease liabilities	$771	$218
We do not have any significant operating leases where we are the lessor. Operating lease income was $5 million and $4 million for the three months ended September 30, 2026 and 2025, respectively. Operating lease income was $15 million and $11 million for the nine months ended September 30, 2026 and 2025, respectively.
Purchase Obligations
We have contractual future product purchase commitments for NGLs and crude oil representing enforceable and legally binding agreements as of the reporting date. In the ordinary course of business, we fulfill product purchase commitments with our third party suppliers. Outside of changes related to the ordinary course of business, our consolidated product purchase commitments at September 30, 2026 did not differ materially from those reported in our 2025 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Supplemental Cash Flow Information
The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Nine Months Ended September 30,
	2026	2025
Decrease (increase) in:
Accounts receivable – trade	$(4,026)	$1,725
Accounts receivable – related parties	–	3
Inventories	(934)	(101)
Prepaid and other current assets	96	(81)
Other assets	73	23
Increase (decrease) in:
Accounts payable – trade	243	26
Accounts payable – related parties	(12)	(37)
Accrued product payables	4,806	(1,353)
Accrued interest	(278)	(248)
Other current liabilities	(433)	(17)
Other long-term liabilities	32	(109)
Net effect of changes in operating accounts	$(433)	$(169)

Cash payments for interest, net of $68 and $147 capitalized during the nine months ended September 30, 2026 and 2025, respectively	$1,414	$1,260

Cash payments for federal and state income taxes	$2	$12
We incurred liabilities for construction in progress that had not been paid at September 30, 2026 and December 31, 2025 of $453 million and $401 million, respectively. Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.
The following table presents our cash proceeds from asset sales and other matters for the periods indicated:

	For the Nine Months Ended September 30,
	2026	2025
Sale of Bahia NGL Pipeline ownership interest (1)	$595	$–
Other asset sales	5	21
Total	$600	$21

(1)In December 2025, we completed the sale of a 40% undivided joint interest in our Bahia NGL Pipeline to ExxonMobil for approximately $655 million in cash. The cash consideration was payable in two installments, with $60 million received in December 2025 and the remaining $595 million received in January 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.
For the Three and Nine Months Ended September 30, 2026 and 2025
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as filed on February 27, 2026 with the U.S. Securities and Exchange Commission (“SEC”). Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q for the three and nine months ended September 30, 2026 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.
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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees. EPCO, together with its privately held affiliates, owned approximately 32.6% of the Partnership’s common units outstanding at September 30, 2026.
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
As used in this quarterly report, the phrase “quarter-to-quarter” means the third quarter of 2026 compared to the third quarter of 2025. Likewise, the phrase “period-to-period” means the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
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
Enterprise Enters Into July 2026 $1.0 Billion Incremental Credit Agreement
In July 2026, EPO entered into an additional revolving credit agreement (the “July 2026 $1.0 Billion Incremental Credit Agreement”). Under the new agreement, EPO may borrow up to $1.0 billion at a variable interest rate, subject to its terms and conditions. The July 2026 $1.0 Billion Incremental Credit Agreement increases EPO’s aggregate borrowing capacity under its credit agreements to $5.2 billion and enhances our liquidity and financial flexibility to support our working capital requirements amid increased commodity price volatility. Proceeds from borrowings under the agreement may be used for working capital, capital expenditures, acquisitions and general company purposes. Amounts borrowed under the agreement mature on March 26, 2027, coinciding with the maturity date of EPO’s existing March 2026 $1.5 Billion 364-Day Revolving Credit Agreement.

Selected Energy Commodity Price Data
The following table presents selected average index prices for natural gas and selected NGL products for the periods indicated:

	Natural Gas, $/MMBtu	Ethane, $/gallon	Propane, $/gallon	Normal Butane, $/gallon	Isobutane, $/gallon	Natural Gasoline, $/gallon
	(1)	(2)	(2)	(2)	(2)	(2)
2025 by quarter:
1st Quarter	$3.65	$0.27	$0.90	$1.06	$1.07	$1.53
2nd Quarter	$3.44	$0.24	$0.78	$0.88	$0.93	$1.32
3rd Quarter	$3.07	$0.23	$0.69	$0.86	$0.92	$1.30
4th Quarter	$3.55	$0.27	$0.62	$0.84	$0.88	$1.24
2025 Averages	$3.43	$0.25	$0.75	$0.91	$0.95	$1.35

2026 by quarter:
1st Quarter	$5.05	$0.23	$0.66	$0.88	$0.89	$1.50
2nd Quarter	$2.90	$0.21	$0.78	$1.08	$1.12	$1.94
3rd Quarter	$2.96	$0.24	$0.74	$1.11	$1.31	$1.88
2026 Averages	$3.64	$0.23	$0.73	$1.02	$1.11	$1.77

(1)Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
(2)NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu, Texas Non-TET commercial index prices as reported by Oil Price Information Service, which is a division of Dow Jones.

The weighted-average indicative market price for NGLs was $0.69 per gallon in the third quarter of 2026 versus $0.56 per gallon in the third quarter of 2025. Likewise, the weighted-average indicative market price for NGLs was $0.65 per gallon during the nine months ended September 30, 2026 compared to $0.60 during the nine months ended September 30, 2025.
The following table presents selected average index prices for crude oil for the periods indicated:

	WTI Crude Oil, $/barrel	Midland Crude Oil, $/barrel	Houston Crude Oil, $/barrel
	(1)	(2)	(2)
2025 by quarter:
1st Quarter	$71.42	$72.52	$72.81
2nd Quarter	$63.87	$64.42	$64.65
3rd Quarter	$64.93	$65.76	$66.09
4th Quarter	$59.14	$59.77	$60.05
2025 Averages	$64.84	$65.62	$65.90

2026 by quarter:
1st Quarter	$71.93	$73.97	$74.67
2nd Quarter	$92.71	$94.61	$95.28
3rd Quarter	$85.79	$86.76	$87.20
2026 Averages	$83.48	$85.11	$85.72

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
See “Capital Investments” within this Part I, Item 2 for a discussion of the impact of inflation on our capital investment decisions.
Income Statement Highlights
The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$17,948	$12,023	$50,603	$38,803
Costs and expenses:
Operating costs and expenses:
Cost of sales	13,993	8,590	38,831	28,494
Other operating costs and expenses	1,269	1,119	3,596	3,241
Depreciation, amortization and accretion expenses	713	644	2,100	1,888
Asset impairment charges	7	17	24	38
Net losses (gains) attributable to asset sales and related matters	3	(4)	2	(13)
Total operating costs and expenses	15,985	10,366	44,553	33,648
General and administrative costs	60	61	188	189
Total costs and expenses	16,045	10,427	44,741	33,837
Equity in income of unconsolidated affiliates	87	90	272	276
Operating income	1,990	1,686	6,134	5,242
Other income (expense):
Interest expense	(385)	(354)	(1,154)	(1,026)
Other, net	50	11	61	27
Total other expense, net	(335)	(343)	(1,093)	(999)
Income before income taxes	1,655	1,343	5,041	4,243
Benefit from (provision for) income taxes	(17)	13	(51)	(27)
Net income	1,638	1,356	4,990	4,216
Net income attributable to noncontrolling interests	(13)	(17)	(41)	(47)
Net income attributable to preferred units	(1)	(1)	(3)	(3)
Net income attributable to common unitholders	$1,624	$1,338	$4,946	$4,166

Revenues
The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
NGL Pipelines & Services:
Sales of NGLs and related products	$5,154	$2,736	$12,898	$10,110
Midstream services	791	729	2,313	2,161
Total	5,945	3,465	15,211	12,271
Crude Oil Pipelines & Services:
Sales of crude oil	6,317	5,087	20,374	14,391
Midstream services	314	309	895	909
Total	6,631	5,396	21,269	15,300
Natural Gas Pipelines & Services:
Sales of natural gas	665	476	1,462	1,893
Midstream services	523	456	1,492	1,331
Total	1,188	932	2,954	3,224
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	3,856	1,919	10,149	7,020
Midstream services	328	311	1,020	988
Total	4,184	2,230	11,169	8,008
Total consolidated revenues	$17,948	$12,023	$50,603	$38,803
Third Quarter of 2026 Compared to Third Quarter of 2025. Total revenues for the third quarter of 2026 increased $5.9 billion when compared to the third quarter of 2025 primarily due to higher marketing revenues.
Revenues from the marketing of NGLs, natural gas, and petrochemicals and refined products increased a combined $4.6 billion quarter-to-quarter primarily due to higher average sales prices, which accounted for a $2.8 billion increase, and higher sales volumes, which accounted for an additional $1.8 billion increase. Revenues from the marketing of crude oil increased $1.2 billion quarter-to-quarter primarily due to higher average sales prices.
Revenues from midstream services for the third quarter of 2026 increased $151 million when compared to the third quarter of 2025. Revenues from our natural gas processing facilities increased $65 million quarter-to-quarter primarily due to higher market values for the equity NGL-equivalent production volumes we received as non-cash consideration for processing services. Revenues from our natural gas transportation assets increased $68 million quarter-to-quarter primarily due to higher demand for transportation services.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Total revenues for the nine months ended September 30, 2026 increased $11.8 billion when compared to the nine months ended September 30, 2025 primarily due to higher marketing revenues.
Revenues from the marketing of crude oil, NGLs and petrochemicals and refined products increased a combined $11.9 billion period-to-period primarily due to higher average sales prices, which accounted for a $7.1 billion increase, and higher sales volumes, which accounted for an additional $4.8 billion increase. Revenues from the marketing of natural gas decreased $431 million period-to-period primarily due to lower average sales prices.
Revenues from midstream services for the nine months ended September 30, 2026 increased $331 million when compared to the nine months ended September 30, 2025. Revenues from our natural gas processing facilities increased $167 million period-to-period primarily due to higher market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services. Revenues from our natural gas transportation assets increased $158 million period-to-period primarily due to higher demand for transportation services.

Operating costs and expenses
Total operating costs and expenses for the three and nine months ended September 30, 2026 increased $5.6 billion and $10.9 billion, respectively, when compared to the same periods in 2025.
Cost of sales
Third Quarter of 2026 Compared to Third Quarter of 2025. Cost of sales for the third quarter of 2026 increased $5.4 billion when compared to the third quarter of 2025. The cost of sales associated with the marketing of NGLs, natural gas, and petrochemicals and refined products increased a combined $4.2 billion quarter-to-quarter primarily due to higher average purchase prices, which accounted for a $2.3 billion increase, and higher volumes, which accounted for an additional $1.9 billion increase. The cost of sales associated with the marketing of crude oil increased $1.2 billion quarter-to-quarter primarily due to higher average purchase prices.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Cost of sales for the nine months ended September 30, 2026 increased $10.3 billion when compared to the nine months ended September 30, 2025. The cost of sales associated with the marketing of crude oil, NGLs and petrochemicals and refined products increased a combined $10.4 billion period-to-period primarily due to higher average purchase prices, which accounted for a $5.5 billion increase, and higher volumes, which accounted for an additional $4.9 billion increase. The cost of sales associated with the marketing of natural gas decreased $51 million period-to-period primarily due to lower average purchase prices.
Other operating costs and expenses
Other operating costs and expenses for the three and nine months ended September 30, 2026 increased $150 million and $355 million, respectively, when compared to the same periods in 2025 primarily due to higher compensation, chemical costs, ad valorem taxes, maintenance and other operating costs.
Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the three and nine months ended September 30, 2026 increased $69 million and $212 million, respectively, when compared to the same periods in 2025 primarily due to higher depreciation expense on assets placed into full or limited service since the end of the respective periods in 2025.
Operating income
Operating income for the three and nine months ended September 30, 2026 increased $304 million and $892 million, respectively, when compared to the same periods in 2025 due to the previously described quarter-to-quarter and period-to-period changes.
Interest expense
The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest charged on debt principal outstanding (1)	$397	$396	$1,200	$1,154
Impact of interest rate hedging program, including related amortization	(1)	(2)	(5)	(5)
Interest costs capitalized in connection with construction projects (2)	(21)	(49)	(68)	(147)
Other	10	9	27	24
Total	$385	$354	$1,154	$1,026

(1)The weighted-average interest rate on debt principal outstanding during each of the three months ended September 30, 2026 and 2025 was 4.62%. The weighted-average interest rate on debt principal outstanding during each of the nine months ended September 30, 2026 and 2025 was 4.66%.
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

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $1 million quarter-to-quarter and a net $46 million period-to-period. These increases were primarily due to the issuance of $2.0 billion and $1.65 billion of fixed-rate senior notes in June 2025 and November 2025, respectively, which accounted for a combined increase of $20 million quarter-to-quarter and $104 million period-to-period. These increases were partially offset by the retirement of $750 million and $875 million of fixed-rate senior notes in January 2026 and February 2026, respectively, which accounted for a combined decrease of $18 million quarter-to-quarter and $48 million period-to-period.
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
The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gross operating margin by segment:
NGL Pipelines & Services	$1,535	$1,303	$4,583	$4,018
Crude Oil Pipelines & Services	367	371	1,181	1,148
Natural Gas Pipelines & Services	411	339	1,463	1,113
Petrochemical & Refined Products Services	430	370	1,162	1,039
Total segment gross operating margin (1)	2,743	2,383	8,389	7,318
Net adjustment for shipper make-up rights	(8)	2	(39)	(25)
Total gross operating margin (non-GAAP)	$2,735	$2,385	$8,350	$7,293

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income. For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2. The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income	$1,990	$1,686	$6,134	$5,242
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	675	625	2,002	1,837
Asset impairment charges in operating costs and expenses	7	17	24	38
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	3	(4)	2	(13)
General and administrative costs	60	61	188	189
Total gross operating margin (non-GAAP)	$2,735	$2,385	$8,350	$7,293

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
NGL Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$488	$354	$1,415	$1,068
NGL pipelines, storage and terminals	785	746	2,374	2,309
NGL fractionation	262	203	794	641
Total	$1,535	$1,303	$4,583	$4,018

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	4,978	4,694	4,926	4,570
NGL marine terminal volumes (MBPD)	1,196	908	1,173	947
NGL fractionation volumes (MBPD)	1,890	1,636	1,885	1,650
Equity NGL-equivalent production volumes (MBPD) (1)	242	225	237	221
Fee-based natural gas processing volumes (MMcf/d) (2,3)	8,196	7,454	7,710	7,303

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

Natural gas processing and related NGL marketing activities
Third Quarter of 2026 Compared to Third Quarter of 2025. Gross operating margin from natural gas processing and related NGL marketing activities for the third quarter of 2026 increased $134 million when compared to the third quarter of 2025.
Gross operating margin from our NGL marketing activities increased $75 million quarter-to-quarter primarily due to higher average sales margins.
Gross operating margin from our Delaware Basin natural gas processing facilities increased $31 million quarter-to-quarter primarily due to a 359 MMcf/d increase in fee-based natural gas processing volumes, which accounted for a $17 million increase, and a 6 MBPD increase in equity NGL-equivalent production volumes, which accounted for an additional $14 million increase.
Gross operating margin from our Midland Basin natural gas processing facilities increased a net $12 million quarter-to-quarter primarily due to a 280 MMcf/d increase in fee-based natural gas processing volumes, which accounted for an $8 million increase, a 13 MBPD increase in equity NGL-equivalent production volumes, which accounted for an $8 million increase, and lower operating costs, which accounted for an additional $5 million increase, partially offset by lower average processing margins (including the impact of hedging), which accounted for a $9 million decrease.
Gross operating margin from our Louisiana and Mississippi natural gas processing facilities increased $6 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities). Fee-based natural gas processing volumes and equity NGL-equivalent production volumes increased 18 MMcf/d and decreased 3 MBPD, respectively, quarter-to-quarter.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Gross operating margin from natural gas processing and related NGL marketing activities for the nine months ended September 30, 2026 increased $347 million when compared to the nine months ended September 30, 2025.
Gross operating margin from our NGL marketing activities increased $167 million period-to-period primarily due to higher average sales margins, which accounted for a $123 million increase, higher sales volumes, which accounted for a $31 million increase, and higher mark-to-market earnings, which accounted for an additional $15 million increase.
Gross operating margin from our Delaware Basin natural gas processing facilities increased a net $90 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $59 million increase, a 296 MMcf/d increase in fee-based natural gas processing volumes, which accounted for a $42 million increase, and a 2 MBPD increase in equity NGL-equivalent production volumes, which accounted for an additional $12 million increase, partially offset by higher operating costs, which accounted for a $23 million decrease.
Gross operating margin from our Midland Basin natural gas processing facilities increased $85 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $37 million increase, a 12 MBPD increase in equity NGL-equivalent production volumes, which accounted for a $23 million increase, a 177 MMcf/d increase in fee-based natural gas processing volumes, which accounted for an $18 million increase, and lower operating costs, which accounted for an additional $7 million increase.
Gross operating margin from our Louisiana and Mississippi natural gas processing facilities increased $13 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $6 million increase, and higher average processing fees, which accounted for an additional $5 million increase.  Fee-based natural gas processing volumes and equity NGL-equivalent production volumes increased 15 MMcf/d and 1 MBPD, respectively, period-to-period.
NGL pipelines, storage and terminals
Third Quarter of 2026 Compared to Third Quarter of 2025. Gross operating margin from our NGL pipelines, storage and terminal assets during the third quarter of 2026 increased $39 million when compared to the third quarter of 2025.
Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $15 million quarter-to-quarter primarily due to a 243 MBPD increase in transportation volumes, which accounted for an $8 million increase, and higher other transportation-related revenues, which accounted for an additional $8 million increase.

Gross operating margin at our Morgan’s Point, Neches River and Enterprise Hydrocarbons Terminals increased a combined net $14 million quarter-to-quarter primarily due to an increase in ethane export volumes, which accounted for a $31 million increase, and an increase in propane export volumes at our Neches River Terminal, which accounted for an additional $14 million increase, partially offset by higher operating costs, which accounted for a $20 million decrease. Ethane export volumes at these terminals increased a combined 139 MBPD quarter-to-quarter primarily due to contributions from the first phase of our Neches River export facility, which was placed into service in July 2025. Propane export volumes at our Neches River Terminal increased 162 MBPD quarter-to-quarter due to contributions from the second phase of this facility, which was placed into service in May 2026. LPG export volumes at Enterprise Hydrocarbons Terminal (“EHT”) decreased 13 MBPD quarter-to-quarter.
Gross operating margin from our Mont Belvieu area storage complex increased $12 million quarter-to-quarter primarily due to higher storage revenues.
A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral Pipeline, Shin Oak NGL Pipeline and Bahia NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines increased a net $10 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for a $20 million increase, partially offset by higher operating costs, which accounted for a $10 million decrease.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Gross operating margin from our NGL pipelines, storage and terminal assets during the nine months ended September 30, 2026 increased $65 million when compared to the nine months ended September 30, 2025.
A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral Pipeline, Shin Oak NGL Pipeline and Bahia NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines increased a net $44 million period-to-period primarily due to higher average transportation fees, which accounted for a $31 million increase, and an increase in transportation volumes, which accounted for an additional $25 million increase, partially offset by lower other revenues, which accounted for an $8 million decrease, and higher operating costs, which accounted for an additional $4 million decrease.
Gross operating margin from our Mont Belvieu area storage complex increased $34 million period-to-period primarily due to higher storage revenues.
Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $22 million period-to-period primarily due to a 192 MBPD increase in transportation volumes.
Gross operating margin at our Morgan’s Point, Neches River and Enterprise Hydrocarbons Terminals increased a combined net $6 million period-to-period primarily due to an increase in ethane export volumes, which accounted for an $86 million increase, an increase in propane export volumes at our Neches River Terminal, which accounted for a $25 million increase, and higher other fee revenues, which accounted for an additional $5 million increase, partially offset by lower average LPG loading fees at EHT, which accounted for a $44 million decrease, higher operating costs, which accounted for a $41 million decrease, and lower average ethane loading fees, which accounted for an additional $25 million decrease. Ethane export volumes at these terminals increased a combined 129 MBPD period-to-period primarily due to contributions from the first phase of our Neches River export facility, which was placed into service in July 2025. Propane export volumes at our Neches River Terminal increased 101 MBPD period-to-period due to contributions from the second phase of this facility, which was placed into service in May 2026. LPG export volumes at EHT decreased 4 MBPD period-to-period.
NGL fractionation
Third Quarter of 2026 Compared to Third Quarter of 2025. Gross operating margin from NGL fractionation during the third quarter of 2026 increased $59 million when compared to the third quarter of 2025.
Gross operating margin from our Mont Belvieu area NGL fractionation complex increased a net $51 million quarter-to-quarter primarily due to higher fractionation volumes, which accounted for a $46 million increase, and higher ancillary service revenues, which accounted for an additional $23 million increase, partially offset by higher operating costs, which accounted for a $20 million decrease. NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex increased 223 MBPD quarter-to-quarter primarily due to contributions from Frac 14, which was placed into service during the fourth quarter of 2025.

On a combined basis, gross operating margin from NGL fractionators other than our Mont Belvieu area complex increased $7 million quarter-to-quarter primarily due to a combined 31 MBPD (net to our interest) increase in fractionation volumes, which accounted for a $4 million increase, and higher ancillary service revenues, which accounted for an additional $4 million increase.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Gross operating margin from NGL fractionation during the nine months ended September 30, 2026 increased $153 million when compared to the nine months ended September 30, 2025.
Gross operating margin from our Mont Belvieu area NGL fractionation complex increased a net $139 million period-to-period primarily due to higher fractionation volumes, which accounted for a $133 million increase, higher average fractionation fees (including the impact of hedging activities), which accounted for a $29 million increase, and higher ancillary service revenues, which accounted for an additional $37 million increase, partially offset by higher operating costs, which accounted for a $62 million decrease. NGL fractionation volumes at our Mont Belvieu area NGL fractionation complex increased 217 MBPD period-to-period primarily due to contributions from Frac 14, which was placed into service during the fourth quarter of 2025.
On a combined basis, gross operating margin from NGL fractionators other than our Mont Belvieu area complex increased $14 million period-to-period primarily due to a combined 18 MBPD (net to our interest) increase in fractionation volumes, which accounted for a $7 million increase, and higher ancillary service revenues, which accounted for an additional $6 million increase.
Crude Oil Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Segment gross operating margin	$367	$371	$1,181	$1,148

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,679	2,631	2,785	2,581
Crude oil marine terminal volumes (MBPD)	926	720	974	757
Third Quarter of 2026 Compared to Third Quarter of 2025. Gross operating margin from our Crude Oil Pipelines & Services segment for the third quarter of 2026 decreased $4 million when compared to the third quarter of 2025.
Gross operating margin from our Texas crude oil pipelines, related terminals and marketing activities (excluding the Seaway Pipeline) decreased a combined net $14 million quarter-to-quarter primarily due to higher operating costs, which accounted for a $28 million decrease, and lower transportation and related revenues, which accounted for an additional $15 million decrease and largely attributable to lower average transportation fees from our equity investment in the Eagle Ford Crude Oil Pipeline, partially offset by higher average sales margins from marketing activities, which accounted for a $28 million increase. Crude oil transportation volumes on these pipelines increased a combined 6 MBPD (net to our interest) quarter-to-quarter.
Gross operating margin from crude oil activities at EHT increased $6 million quarter-to-quarter primarily due to higher loading and other revenues. Crude oil marine terminal volumes at EHT increased 163 MBPD quarter-to-quarter.
Gross operating margin from our equity investment in the Seaway Pipeline increased $4 million quarter-to-quarter primarily due to higher average transportation and related fees. Transportation volumes on our Seaway Pipeline increased 42 MBPD (net to our interest) and marine terminal volumes at the Freeport System and Texas City System increased a combined 20 MBPD (net to our interest) quarter-to-quarter.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Gross operating margin from our Crude Oil Pipelines & Services segment for the nine months ended September 30, 2026 increased $33 million when compared to the nine months ended September 30, 2025.

Gross operating margin from our equity investment in the Seaway Pipeline increased a net $28 million period-to-period primarily due to higher loading and other fee revenues, which accounted for a $15 million increase, an 88 MBPD (net to our interest) increase in transportation volumes, which accounted for a $10 million increase, and higher average transportation and related fees, which accounted for an additional $9 million increase, partially offset by higher operating costs, which accounted for a $6 million decrease. On a combined basis, marine terminal volumes at the Freeport System and Texas City System increased 45 MBPD (net to our interest) period-to-period.
Gross operating margin from our Texas crude oil pipelines, related terminals and marketing activities (excluding the Seaway Pipeline) increased a combined net $9 million period-to-period primarily due to higher sales volumes from marketing activities, which accounted for a $55 million increase, and higher average sales margins from marketing activities, which accounted for an additional $46 million increase, partially offset by lower transportation and related revenues, which accounted for a $57 million decrease and largely attributable to lower average transportation fees from our equity investment in the Eagle Ford Crude Oil Pipeline, and higher operating costs, which accounted for an additional $40 million decrease. Crude oil transportation volumes on these pipelines increased a combined 116 MBPD (net to our interest) period-to-period.
Natural Gas Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Segment gross operating margin	$411	$339	$1,463	$1,113

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	22,695	21,027	21,644	20,583
Third Quarter of 2026 Compared to Third Quarter of 2025. Gross operating margin from our Natural Gas Pipelines & Services segment for the third quarter of 2026 increased $72 million when compared to the third quarter of 2025.
Gross operating margin from our natural gas marketing activities increased $31 million quarter-to-quarter primarily due to higher mark-to-market earnings, which accounted for a $14 million increase, higher average sales margins, which accounted for an $11 million increase, and higher sales volumes, which accounted for an additional $6 million increase.
Gross operating margin from our Delaware Basin Gathering System increased a net $17 million quarter-to-quarter primarily due to higher treating and other revenues, which accounted for a $13 million increase, higher average gathering fees, which accounted for a $9 million increase, and a 423 BBtus/d increase in natural gas gathering volumes, which accounted for an additional $7 million increase, partially offset by higher operating costs, which accounted for a $12 million decrease.
Gross operating margin from our Acadian Gas System and Haynesville Gathering System increased a combined $10 million quarter-to-quarter primarily due to a 131 BBtus/d increase in transportation volumes.
On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains increased $9 million quarter-to-quarter primarily due to lower operating costs, which accounted for a $4 million increase, and higher average gathering fees, which accounted for an additional $3 million increase. Gathering volumes on our Rocky Mountain gathering systems decreased a combined 5 BBtus/d quarter-to-quarter.
Gross operating margin from our Midland Basin Gathering System increased a net $5 million quarter-to-quarter primarily due to a 469 BBtus/d increase in natural gas gathering volumes, which accounted for a $16 million increase, partially offset by higher operating costs, which accounted for a $13 million decrease.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Gross operating margin from our Natural Gas Pipelines & Services segment for the nine months ended September 30, 2026 increased $350 million when compared to the nine months ended September 30, 2025.

Gross operating margin from our natural gas marketing activities increased $232 million period-to-period primarily due to higher average sales margins, which accounted for a $210 million increase, and higher mark-to-market earnings, which accounted for an additional $22 million increase.
Gross operating margin from our Texas Intrastate System increased $44 million period-to-period primarily due to higher capacity reservation fees and other revenues, which accounted for a $27 million increase, and a 340 BBtus/d increase in transportation volumes, which accounted for an additional $13 million increase.
Gross operating margin from our Delaware Basin Gathering System, increased a net $26 million period-to-period primarily due to higher treating and other revenues, which accounted for a $20 million increase, a 390 BBtus/d increase in natural gas gathering volumes, which accounted for a $19 million increase, and higher average gathering fees, which accounted for an additional $11 million increase, partially offset by higher operating costs, which accounted for a $24 million decrease.
Gross operating margin from our Acadian Gas System and Haynesville Gathering System increased a combined $19 million period-to-period primarily due to a 220 BBtus/d increase in transportation volumes.
Gross operating margin from our Midland Basin Gathering System increased a net $17 million period-to-period primarily due to a 310 BBtus/d increase in natural gas gathering volumes, which accounted for a $31 million increase, and higher other revenues, which accounted for an additional $13 million increase, partially offset by higher operating costs, which accounted for a $27 million decrease.
On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains increased $14 million period-to-period primarily due to lower operating costs, which accounted for an $8 million increase, and higher average gathering fees, which accounted for an additional $6 million increase. Gathering volumes on our Rocky Mountain gathering systems decreased a combined 84 BBtus/d period-to-period.
Petrochemical & Refined Products Services
The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Segment gross operating margin:
Propylene production and related activities	$115	$112	$421	$332
Butane isomerization and related operations	34	30	96	88
Octane enhancement and related plant operations	100	81	178	197
Refined products pipelines and related activities	115	93	273	274
Ethylene exports and related activities	43	36	136	90
Marine transportation and other services	23	18	58	58
Total	$430	$370	$1,162	$1,039

Selected volumetric data:
Propylene production volumes (MBPD)	124	119	128	117
Butane isomerization volumes (MBPD)	125	123	120	120
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	221	196	223	190
Octane enhancement and related plant sales volumes (MBPD) (1)	48	41	38	42
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	1,208	1,056	1,171	1,003
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	413	347	405	329

(1)Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Mont Belvieu area complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Third Quarter of 2026 Compared to Third Quarter of 2025. Gross operating margin from propylene production and related activities for the third quarter of 2026 increased $3 million when compared to the third quarter of 2025.
On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities increased a net $8 million quarter-to-quarter primarily due to higher average propylene sales margins, which accounted for a $27 million increase, and higher propylene sales volumes, which accounted for an additional $7 million increase, partially offset by higher operating costs, which accounted for a $30 million decrease. Propylene and associated by-product production volumes at these facilities increased a combined 6 MBPD quarter-to-quarter.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Gross operating margin from propylene production and related activities for the nine months ended September 30, 2026 increased $89 million when compared to the nine months ended September 30, 2025.
On a combined basis, gross operating margin from our Mont Belvieu area propylene production facilities increased a net $91 million period-to-period primarily due to higher average propylene sales margins, which accounted for a $94 million increase, and higher propylene sales volumes, which accounted for an additional $58 million increase, partially offset by higher operating costs, which accounted for a $53 million decrease. Propylene and associated by-product production volumes at these facilities increased a combined 10 MBPD period-to-period.
Butane isomerization and related operations
Third Quarter of 2026 Compared to Third Quarter of 2025. Gross operating margin from butane isomerization and related operations for the third quarter of 2026 increased a net $4 million when compared to the third quarter of 2025 primarily due to higher average sales margins, which accounted for an $8 million increase, partially offset by lower sales volumes, which accounted for a $2 million decrease, and higher operating costs, which accounted for an additional $3 million decrease.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Gross operating margin from butane isomerization and related operations for the nine months ended September 30, 2026 increased a net $8 million when compared to the nine months ended September 30, 2025 primarily due to higher average sales margins, which accounted for an $18 million increase, partially offset by higher operating costs, which accounted for a $9 million decrease.
Octane enhancement and related plant operations
Third Quarter of 2026 Compared to Third Quarter of 2025. Gross operating margin from our octane enhancement and related plant operations for the third quarter of 2026 increased $19 million when compared to the third quarter of 2025 primarily due to higher sales volumes.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Gross operating margin from our octane enhancement and related plant operations for the nine months ended September 30, 2026 decreased a net $19 million when compared to the nine months ended September 30, 2025 primarily due to higher operating costs, which accounted for a $13 million decrease, and lower sales volumes, which accounted for an additional $12 million decrease, partially offset by higher average sales margins, which accounted for a $6 million increase. The period-to-period decrease in sales volumes at these facilities was primarily due to planned major maintenance activities at our octane enhancement plant during the first quarter of 2026, which were completed in April 2026.
Refined products pipelines and related activities
Third Quarter of 2026 Compared to Third Quarter of 2025. Gross operating margin from refined products pipelines and related activities for the third quarter of 2026 increased $22 million when compared to the third quarter of 2025.
Gross operating margin from our refined products marketing activities, including the TW Products System, increased a net $19 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $30 million increase, lower operating costs, which accounted for a $4 million increase, and higher mark-to-market earnings, which accounted for an additional $3 million increase, partially offset by lower sales volumes, which accounted for an $18 million decrease.
Gross operating margin from our refined products terminal in Beaumont, Texas increased $6 million quarter-to-quarter primarily due to lower operating costs. Refined products marine terminal volumes at Beaumont increased 62 MBPD quarter-to-quarter.

Gross operating margin from our TE Products Pipeline System decreased a net $5 million quarter-to-quarter primarily due to higher operating costs, which accounted for a $7 million decrease, partially offset by a 138 MBPD increase in transportation volumes, which accounted for a $3 million increase.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Gross operating margin from refined products pipelines and related activities for the nine months ended September 30, 2026 decreased $1 million when compared to the nine months ended September 30, 2025.
Gross operating margin from our TE Products Pipeline System decreased a net $24 million period-to-period primarily due to higher operating costs, which accounted for a $32 million decrease, and lower other revenues, which accounted for an additional $9 million decrease, partially offset by a 140 MBPD increase in transportation volumes, which accounted for a $20 million increase.
Gross operating margin from our refined products terminal in Beaumont, Texas increased $16 million period-to-period primarily due to lower operating costs, which accounted for an $11 million increase, and higher storage and other fee revenues, which accounted for an additional $6 million increase. Refined products marine terminal volumes at Beaumont increased 48 MBPD period-to-period.
Ethylene exports and related activities
Third Quarter of 2026 Compared to Third Quarter of 2025. Gross operating margin from ethylene exports and related activities for the third quarter of 2026 increased $7 million when compared to the third quarter of 2025 primarily due to lower operating costs, which accounted for a $4 million increase, and a 20 MBPD increase in transportation volumes, which accounted for an additional $2 million increase.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Gross operating margin from ethylene exports and related activities for the nine months ended September 30, 2026 increased $46 million when compared to the nine months ended September 30, 2025 primarily due to a 20 MBPD increase in ethylene export volumes, which accounted for a $29 million increase, and a 36 MBPD increase in transportation volumes, which accounted for an additional $11 million increase.
Marine transportation and other services
Third Quarter of 2026 Compared to Third Quarter of 2025. Gross operating margin from marine transportation and other services for the third quarter of 2026 increased $5 million when compared to the third quarter of 2025 primarily due to higher average fleet utilization rates, which accounted for a $3 million increase, and higher average fees, which accounted for an additional $2 million increase.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Gross operating margin from marine transportation and other services for the nine months ended September 30, 2026 was flat when compared to the nine months ended September 30, 2025 primarily due to higher fleet utilization rates, which accounted for a $6 million increase, partially offset by higher operating costs, which accounted for a $6 million decrease.
Liquidity and Capital Resources
Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future. At September 30, 2026, we had $4.8 billion of consolidated liquidity. This amount was comprised of $232 million of unrestricted cash on hand and $4.5 billion of available borrowing capacity under EPO’s revolving credit facilities, which is the net of $5.2 billion of total borrowing capacity under EPO’s revolving credit facilities and $660 million outstanding under EPO’s commercial paper program.
We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments. We have a universal shelf registration statement on file with the SEC that allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively. In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of the Partnership’s common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program). The current registration statement for the ATM program was declared effective on September 1, 2026 and replaced the prior registration statement with respect to such program.

Enterprise Declares Cash Distribution for Third Quarter of 2026
On October 8, 2026, we announced that the Board declared a quarterly cash distribution of $0.56 per common unit, or $2.24 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2026. The quarterly distribution is payable on November 13, 2026 to unitholders of record as of the close of business on October 30, 2026. The total amount to be paid is $1.2 billion, which includes $12 million for distribution equivalent rights on phantom unit awards.
The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval. Management will evaluate any future increases in cash distributions on a quarterly basis.
Consolidated Debt
At September 30, 2026, the average maturity of EPO’s consolidated debt obligations was approximately 16.6 years. The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2026 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Commercial Paper Notes	$660	$660	$–	$–	$–	$–	$–
Senior Notes	30,800	–	1,575	1,800	1,250	1,250	24,925
Junior Subordinated Notes	2,282	–	–	–	–	–	2,282
Total	$33,742	$660	$1,575	$1,800	$1,250	$1,250	$27,207
In March 2026, EPO entered into a 364-Day Revolving Credit Agreement (the “March 2026 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its prior 364-day revolving credit agreement. The March 2026 $1.5 Billion 364-Day Revolving Credit Agreement matures in March 2027. EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement. As of September 30, 2026, there were no principal amounts outstanding under this revolving credit agreement.
As discussed under “Recent Developments” within this Item 2, EPO entered into its July 2026 $1.0 Billion Incremental Credit Agreement, which provides EPO with an incremental $1.0 billion of borrowing capacity. As of September 30, 2026, there were no principal amounts outstanding under this revolving credit agreement.
For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
Credit Ratings
As of November 4, 2026, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were A- from Standard and Poor’s, A3 from Moody’s and A- from Fitch Ratings. In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings. EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities. A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change. A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program
In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors. In October 2025, we announced that the Board approved an increase to the authorized maximum aggregate purchase price (excluding fees, commissions and other ancillary expenses) of the Partnership’s common units that may be repurchased under the 2019 Buyback Program from $2.0 billion to $5.0 billion. The Partnership repurchased 2,922,742 and 10,213,672 common units during the three and nine months ended September 30, 2026, respectively. The total cost of these repurchases, including commissions and fees, was $112 million and $387 million, respectively. As of September 30, 2026, the remaining available capacity under the 2019 Buyback Program was $3.2 billion.
Cash Flow Statement Highlights
The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Nine Months Ended September 30,
	2026	2025
Net cash flow provided by operating activities	$6,835	$6,113
Net cash flow used in investing activities	2,571	4,256
Net cash flow used in financing activities	5,170	2,263
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
The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:
Operating activities
Net cash flow provided by operating activities for the nine months ended September 30, 2026 increased a net $722 million when compared to the nine months ended September 30, 2025 primarily due to:
•a $998 million period-to-period increase resulting from higher partnership earnings (determined by adjusting our $774 million period-to-period increase in net income for changes in the non-cash items identified on our Unaudited Condensed Consolidated Statements of Consolidated Cash Flows); partially offset by
•a $264 million period-to-period decrease from changes in operating accounts primarily due to the use of working capital employed in our marketing activities, which includes the impact of (i) fluctuations in commodity prices, (ii) timing of our inventory purchase and sale strategies, and (iii) changes in margin deposit requirements associated with our commodity derivative instruments.
For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.
Investing activities
Net cash flow used in investing activities during the nine months ended September 30, 2026 decreased $1.7 billion when compared to the nine months ended September 30, 2025 primarily due to:

•a $1.1 billion period-to-period decrease in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information); and
•a $579 million period-to-period increase in proceeds from asset sales and other matters primarily attributable to the $595 million second installment payment received in January 2026 related to the sale of a 40% undivided joint interest in the Bahia NGL Pipeline.
Financing activities
Net cash flow used in financing activities during the nine months ended September 30, 2026 increased $2.9 billion when compared to the nine months ended September 30, 2025 primarily due to:
•a net cash outflow of $971 million related to debt transactions that occurred during the nine months ended September 30, 2026 compared to a net cash inflow of $1.7 billion related to debt transactions that occurred during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we repaid $1.63 billion aggregate principal amount of senior notes, partially offset by net issuances of $660 million under EPO’s commercial paper program. During the nine months ended September 30, 2025, we issued $2.0 billion aggregate principal amount of senior notes and issued a net $840 million under EPO’s commercial paper program, partially offset by the repayment of $1.15 billion principal amount of senior notes;
•a $137 million period-to-period increase in the repurchase of common units under the 2019 Buyback Program; and
•an $89 million period-to-period increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit.
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
The following table summarizes our calculation of DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
Net income attributable to common unitholders (GAAP) (1)	$1,624		$1,338		$4,946		$4,166
Adjustments to net income attributable to common unitholders to derive DCF and Operational DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	729		660		2,152		1,939
Cash distributions received from unconsolidated affiliates (2)	112		112		318		336
Equity in income of unconsolidated affiliates	(87)		(90)		(272)		(276)
Asset impairment charges	7		17		24		38
Change in fair market value of derivative instruments	13		34		(18)		24
Deferred income tax expense (benefit)	11		(17)		30		(1)
Sustaining capital expenditures (3)	(185)		(198)		(530)		(417)
Other, net (4)	87		(37)		84		(67)
Operational DCF (non-GAAP)	$2,311		$1,819		$6,734		$5,742
Proceeds from asset sales and other matters	1		6		600		21
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–		–		–		14
DCF (non-GAAP)	$2,312		$1,825		$7,334		$5,777

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,220		$1,190		$3,643		$3,552

Cash distribution per common unit declared by Enterprise GP with respect to period (5)	$0.5600		$0.5450		$1.6700		$1.6250

Total DCF retained by the Partnership with respect to period (6)	$1,092		$635		$3,691		$2,225

Distribution coverage ratio (7)	1.9	x	1.5	x	2.0	x	1.6	x

(1)For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)The third quarter of 2026 includes $100 million for the collection of trade accounts receivable related to income recognized in a prior period.
(5)See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for information regarding our quarterly cash distributions declared with respect to the periods indicated.
(6)Cash retained by the Partnership may be used for capital investments, debt service, working capital, operating expenses, common unit repurchases, commitments and contingencies and other amounts. The retention of cash reduces our reliance on the capital markets.
(7)Distribution coverage ratio is determined by dividing DCF by total cash distributions paid to common unitholders and in connection with distribution equivalent rights with respect to the period.

The following table presents a reconciliation of net cash flow provided by operating activities to DCF and Operational DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash flow provided by operating activities (GAAP)	$2,185	$1,738	$6,835	$6,113
Adjustments to reconcile net cash flow provided by operating activities to DCF and Operational DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	238	322	433	169
Sustaining capital expenditures	(185)	(198)	(530)	(417)
Distributions received from unconsolidated affiliates attributable to the return of capital	27	21	50	56
Net income attributable to noncontrolling interests	(13)	(17)	(41)	(47)
Other, net	59	(47)	(13)	(132)
Operational DCF (non-GAAP)	$2,311	$1,819	$6,734	$5,742
Proceeds from asset sales and other matters	1	6	600	21
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–	–	–	14
DCF (non-GAAP)	$2,312	$1,825	$7,334	$5,777
Capital Investments
Since the beginning of 2026, we have placed into service our second natural gas processing train at our Mentone West location in the Delaware Basin and the second phase of our Neches River Ethane / Propane Export Facility located in Orange County, Texas. We have approximately $6.3 billion of major growth capital projects scheduled to be completed by the end of the first quarter of 2029, including the following projects (including their respective scheduled completion dates):
•natural gas gathering, compression and treating expansion projects in the Delaware and Midland Basins (fourth quarter of 2026 through 2028);
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
Based on information currently available, we expect our total organic capital investments for 2026, net of contributions from noncontrolling interests, to approximate $4.1 to $4.6 billion, which reflects organic growth capital investments of $3.5 to $4.0 billion and sustaining capital expenditures of $650 million. In addition, we have received $600 million in cash proceeds from asset sales and other matters during 2026, primarily from the second installment payment received in January 2026 related to the sale of a 40% undivided joint interest in our Bahia NGL Pipeline, which proceeds may be used to offset a portion of our forecasted organic growth capital investments.

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
The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30,
	2026	2025
Capital investments: (1)
Growth capital projects (2)	$2,647	$3,368
Sustaining capital projects (3)	522	368
Asset acquisitions (4)	30	583
Total	$3,199	$4,319

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
(4)Amount for the nine months ended September 30, 2025 represents the total cost of the acquisition of the Oxy natural gas gathering affiliate.
Comparison of Nine Months Ended September 30, 2026 with Nine Months Ended September 30, 2025
In total, investments in growth capital projects decreased a net $721 million period-to-period primarily due to the following:
•lower investments in our Bahia NGL Pipeline (placed into service in December 2025), which accounted for a $458 million decrease;
•lower investments in ethane, ethylene and LPG export expansion and enhancement projects that support our Gulf Coast terminals (primarily the first and second phases of our Neches River export facility placed into service in July 2025 and May 2026, respectively, and the second phase of enhancements at our Morgan’s Point terminal placed into service in December 2025), which accounted for a $230 million decrease; and
•lower investments at our Mont Belvieu area NGL fractionation complex (Frac 14 placed into service during the fourth quarter of 2025), which accounted for an additional $90 million decrease; partially offset by
•higher investments in the construction of natural gas processing trains and related gathering system expansions in the Delaware and Midland Basins, which accounted for a $154 million increase.
Investments attributable to sustaining capital projects increased $154 million period-to-period primarily due to fluctuations in timing and costs of pipeline integrity and similar projects.

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
Other Matters
Parent-Subsidiary Guarantor Relationship
The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”) (collectively, the “Guaranteed Debt”). If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At September 30, 2026, the total amount of Guaranteed Debt was $34.0 billion, which was comprised of $30.8 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes, $660 million of commercial paper and $288 million of related accrued interest.
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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”). The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $56.0 billion at September 30, 2026. The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the nine months ended September 30, 2026 was $5.6 billion. Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership. EPO exercises control over the Non-Obligor Subsidiaries. We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing. Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.
The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	September 30, 2026	December 31, 2025
Current receivables from Non-Obligor Subsidiaries	$607	$487
Other current assets	8,487	7,035
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $56.0 billion at September 30, 2026 and $54.9 billion at December 31, 2025	9,242	9,519

Selected liability information:
Current portion of Guaranteed Debt, including interest of $288 million at September 30, 2026 and $566 million at December 31, 2025	$2,522	$2,190
Current payables to Non-Obligor Subsidiaries	1,903	1,344
Other current liabilities	6,179	4,416
Noncurrent portion of Guaranteed Debt, principal only	31,507	33,082
Noncurrent payables to Non-Obligor Subsidiaries	55	54
Other noncurrent liabilities	242	205

Mezzanine equity of Obligor Group:
Preferred units	$44	$44
The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30, 2026	For the Twelve Months Ended December 31, 2025
Revenues from Non-Obligor Subsidiaries	$7,729	$16,128
Revenues from other sources	20,893	17,795
Operating income of Obligor Group	557	359
Net loss of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $5.6 billion for the nine months ended September 30, 2026 and $6.9 billion for the twelve months ended December 31, 2025	(618)	(1,082)
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
At September 30, 2026, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins, (iii) hedging the fair value of commodity products held in inventory and (iv) hedging anticipated future purchases of power for certain operations in Southeast Texas. For a summary of our portfolio of commodity derivative instruments outstanding, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
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

Natural gas marketing portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2025	September 30, 2026	October 15, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$10	$–	$(6)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	3	(6)	(12)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	17	6	–
NGL, petrochemical and refined products marketing, natural gas processing and octane enhancement portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2025	September 30, 2026	October 15, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$91	$11	$(18)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	32	(43)	(59)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	150	65	23
Crude oil marketing portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2025	September 30, 2026	October 15, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$102	$(178)	$(230)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	1	(272)	(298)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	203	(84)	(162)
Commercial energy derivative portfolio

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2025	September 30, 2026	October 15, 2026
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$4	$(11)	$(10)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	10	(7)	(6)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(2)	(15)	(14)
Interest Rate Hedging Activities
We may utilize interest rate swaps, forward-starting swaps, options to enter into forward-starting swaps (“swaptions”), treasury locks and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain consolidated debt agreements. This strategy may be used in controlling our overall cost of capital associated with such borrowings. As of the filing date of this quarterly report, we do not have any material interest rate hedging instruments outstanding.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The Partnership made quarterly PIK distributions to preferred unitholders in the first, second and third quarters of 2026 of 22,424, 22,831 and 23,245 preferred units, respectively. All PIK distributions made during the nine months ended September 30, 2026 were to OTA Holdings, Inc. (“OTA”), an indirect, wholly owned subsidiary of the Partnership. The preferred units held by OTA are accounted for as treasury units in consolidation. For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
The issuances of preferred units as PIK distributions during the three and nine months ended September 30, 2026 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.
Other than as described above, there were no sales of unregistered equity securities during the third quarter of 2026.
Issuer Purchases of Equity Securities
The following table summarizes our equity repurchase activity during the third quarter of 2026:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
July 2026	–	$–	–	$3,289,680
August 2026	1,871,562	$38.21	1,871,562	$3,218,175
September 2026	1,051,180	$38.05	1,051,180	$3,178,176
Vesting of phantom unit awards:
August 2026 (2)	17,065	$37.87	n/a	n/a
September 2026 (3)	256	$38.82	n/a	n/a

(1)In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of the Partnership’s common units. In October 2025, we announced that the 2019 Buyback Program was increased to authorize the repurchase of up to $5 billion of the Partnership’s common units. After giving effect to this increase, the remaining available capacity under the 2019 Buyback Program is $3.2 billion. Units repurchased under this program are cancelled immediately upon acquisition.
(2)Of the 66,902 phantom unit awards that vested in August 2026 and converted to common units, 17,065 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.
(3)Of the 850 phantom unit awards that vested in September 2026 and converted to common units, 256 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Enterprise GP adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Retention Agreement
On November 2, 2026, Graham W. Bacon, Executive Vice President and Chief Operating Officer of Enterprise GP, entered into a retention agreement with EPCO (the “Retention Agreement”). Pursuant to the Retention Agreement, Mr. Bacon will be entitled to (i) a cash retention payment of $1,000,000, less any applicable withholding taxes on such payment (the “First Retention Payment”), in a lump sum within seven business days following his completion of continuous active full-time employment with EPCO from January 1, 2027 through December 31, 2027 (the “First Retention Period”), (ii) a second cash retention payment of $1,000,000, less any applicable withholding taxes on such payment (the “Second Retention Payment”), in a lump sum within seven business days following his completion of continuous active full-time employment with EPCO from January 1, 2028 through December 31, 2028 (the “Second Retention Period”), and (iii) a third cash retention payment of $1,000,000, less any applicable withholding taxes on such payment (the “Third Retention Payment” and together with the First Retention Payment and the Second Retention Payment, each a “Retention Payment” and collectively, the “Retention Payments”), in a lump sum within seven business days following his completion of continuous active full-time employment with EPCO from January 1, 2029 through December 31, 2029 (the “Third Retention Period” and together with the First Retention Period and the Second Retention Period, each a “Retention Period” and collectively, the “Retention Periods”); provided (in each case) that Mr. Bacon maintains a satisfactory level of performance (the “Performance Requirement”) during the applicable Retention Period, as determined at the sole good faith discretion of the Chairman of EPCO.
Notwithstanding the foregoing, in the event of an involuntary termination of Mr. Bacon’s employment prior to the end of a particular Retention Period for specified reasons, including death, disability, retirement on or after January 1, 2028, or termination of his employment by EPCO other than for “cause” (as defined in the Retention Agreement), and subject to meeting the Performance Requirement through his termination date, Mr. Bacon will receive (or in the event of his death, his estate will receive), a cash payment equal to a pro-rata amount of the Retention Payment for such Retention Period, less all applicable withholding taxes and other required deductions on such payment, in a lump sum within seven business days following his termination date. Such pro-rata amount shall be determined based on the number of days Mr. Bacon is employed during the applicable Retention Period over the total number of days in such Retention Period.
Any Retention Payment is in addition to any discretionary incentive compensation that EPCO or any of its affiliates may grant or have in place from time to time. Although the Retention Agreement was entered into with EPCO, all or a portion of the compensation related to the Retention Agreement may be allocated to the Partnership in accordance with the ASA.

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

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at September 30, 2026.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
31.3#	Sarbanes-Oxley Section 302 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
32.3#	Sarbanes-Oxley Section 906 certification of R. Daniel Boss for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q.
101#	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) in this Form 10-Q include the: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Statements of Consolidated Operations, (iii) Unaudited Condensed Statements of Consolidated Comprehensive Income, (iv) Unaudited Condensed Statements of Consolidated Cash Flows, (v) Unaudited Condensed Statements of Consolidated Equity and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104#	Cover Page Interactive Data File (embedded within the iXBRL document).
#	Filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2026.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President and Chief Financial Officer of the General Partner